Form 10KSB
period 1999-12-31
CBCOM INC
filed 2000-04-14
CIK 1088795

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999           OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                           Commission File No. 0-26421

                                    CBCOM, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   95-4635025
    -------------------------------            --------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification)
    incorporation or organization)

        16830 Ventura Blvd., Suite 211
           Encino, California                              91436
         -------------------                              ----------
(Address of principal executive offices)                  (Zip Code)

                                 (818)461-0800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: None

State the aggregate market value of voting and non-voting stock held by non-affiliates: There is currently no market for the common stock.

Number of shares of Common Stock outstanding as of March 10, 2000:  17,212,240

                                   CBCOM, Inc.
                         1999 ANNUAL REPORT ON FORM 10-KSB

                                   PART I
ITEM 1. BUSINESS

Overview
         CBCom, Inc. is a development stage company incorporated in Delaware in April, 1997. CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. As of December 31, 1999 CBCom has 14 employees, of which five are located in the United States, five are located in Beijing and four are located in Shanghai.

           In August, 1997, CBCom acquired selected assets of Beijing CBCom Telecommunications and Consulting Co., Ltd., a Chinese private company owned by Gordon Gao, currently a 2.5% shareholder and director of CBCom. Beijing CBCom Telecommunications and Consulting Co., Ltd. was developing a Chinese character special purpose pager designed to download stock quotations.

          In October, 1997 CBCom and Beijing Great Wall Century Communications Technology Company, Ltd., an established paging company in China established a Sino-U.S. equity joint venture company called GCC CBCom (Tianjin) Communications Company, Ltd. to build a nationwide paging network. The joint venture has not commenced business, the business license has lapsed and CBCom will decide at a later stage whether to reactivate GCC CBCom.

         On January 31, 1999, the Company entered into a Memorandum of Understanding with Shanghai Stock Exchange Communications Co. Ltd. and Shanghai Xingtong Telecommunication Science and Technology Co. Ltd. ("SXTST) to develop a financial data network in China through setting up an equity joint venture invested by these three parties. The main strategy is to make full usage of the existing capacity of VSAT satellite communication infrastructure owned by Shanghai Stock Exchange throughout China. The total capital required in that joint venture is currently estimated to be US$3,000,000. The Company will contribute 70% of that amount; SSEC, 20%; and SXTST, 10%. The joint venture has not yet been established as of March 10, 2000.

         Using strategic partnerships in China, combined with acquisitions, CBCom will become both an Internet Service Provider (ISP) and Internet Content Provider (ICP), serving China's huge and exponentially growing market of new and existing Internet users. By entering this market now, CBCom will enjoy an early lead into China's young and rapidly growing market of Internet users.

         From August, 1997 to the present, CBCom has maintained a representative office in Beijing called CBCom China for the purpose of oversight of its China projects. From January, 1998 to March, 1999 CBCom had a representative office in Shanghai for the purpose of developing its business relationship with Shanghai Stock Exchange Communications Co. Ltd.

         On September 24, 1999 CBCom entered into a merger agreement with Abbacy Corporation, a public reporting company, to acquire 100% of its equity in exchange for 250,000 shares of common stock of CBcom. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger. The merger was effected on October 18, 1999 with the filing of the Certificate of Merger with the State of Delaware.

Internet Market

         From its beginning of only 1700 users in 1993 (1), the Internet market in China has seen unprecedented growth. China's Internet population tripled in 1998 (2), and quadrupled in the last year from 2.1 million in January of 1999
(3), to its last reported level of 8.9 million in January of 2000 (4). This trend is expected to continue. China's Internet industry is nonetheless still in its infancy and a majority of China's ISPs and ICPs are struggling, and in need of outside help to grow or even just to remain solvent. This presents a window of opportunity to capitalize on one of the largest and fastest growing markets in the world. CBCom can combine its understanding of the special needs and culture of China along with knowledge and lessons learned from the successful American ISP and ICP markets.

         ECommerce has not yet become a mainstream business in China, as credit cards are essentially non-existent, and its parcel delivery services are inadequate. ICP businesses offering free information and services financed solely by web site "banner ads" are not yet profitable. The most secure Internet revenues are those paid to the Internet Service Providers, as anyone wishing to access the Internet must pay access fees. There is a large profit potential for ISPs both now and in the foreseeable future.

         Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs, that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to generate a profit.

         CBCom plans an aggressive series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites.


Acquisitions and Consolidation

         In order to quickly reach a profitable number of subscribers, CBCom plans to acquire a number of smaller ISPs and by using current technology,

--------

1 "Asia-Pacific Internet & Interactive Services", The Strategis Group, January 1997

2 "China's Internet Population Tripled in 1998", The Industry Standard, January 1999

3 "Semi-annual Report on the Internet", China Internet Network Information Center, July 1999

4 Kathlene Ohlson, "China Internet Market on the Rise", The Industry Standard, September 19981
combine  the  existing   customers   into  a  single  ISP.  The   infrastructure
requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.

         All existing ISP companies, regardless of size, require a minimum infrastructure to provide customer access to the Internet. The single smaller ISPs lack sufficient equipment to provide service beyond their local area. With each acquisition, CBCom will acquire local telephone numbers and lines, computers and connectivity equipment that is already operating throughout different cities in China.

Memorandum of Understanding

         CBCom has entered into a memorandum of understanding with Shanghai Stock Exchange Communication Co., Ltd. ("SSECC") and Shanghai Xingtong Telecommunications Science & Technology Co., Ltd. to form a Sino-foreign joint venture to develop a financial data network in China called "China Financial Network" or "CFN". SSECC is a subsidiary of the Shanghai Stock Exchange formed as a joint venture between Shanghai Stock Exchange and Shanghai Stock Central Clearing Company. The memorandum contemplates that SSECC will provide access to its existing satellite communication system as well as licenses, permissions and rights to use the logo, name and promotional information of the Shanghai Stock Exchange. Shanghai Xingtong Telecommunications will participate in network design and management to ensure efficient utilization of the satellite network and will provide technical assistance. CBCom will provide the resources to collect and compile global financial information, United States technology, management resources and capital.

         The memorandum of understanding anticipates the project planned in two phases. Phase I is to market and distribute financial information in Chinese provided by the Shanghai Stock Exchange over a network to various terminals throughout China, exclusively targeting Chinese stockbrokers, financial institutions and corporate users. The financial information provided will include prices for commodities and futures, precious metals, Asian and global equities and foreign currencies, global market indexes and real time international news and commentary. The information provided will differ from information provided by competitors in that it will be entirely in Chinese at a lower rate. Phase II is to market to individual consumers real-time financial data, news and on-line investment trading bundled as a single service, developing into the equivalent of a commercial Internet Service Provider.

         The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by December 31, 2000 or may lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up, and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd., an affiliate of SSECC, could be cancelled.

Shanghai Stock Exchange Communication Co., Ltd.

         SSECC is in charge of the satellite system utilized by the Shanghai Stock Exchange to distribute real time data to its members. Shanghai Stock Exchange is a leading stock exchange in China with 560 member brokerage companies aggregating 2,700 brokerage offices, 20,000 stockbrokers and 33 non-member regional security exchange centers throughout China.

Shanghai Xingtong Telecommunications Science & Technology Co.

         Shanghai Xingtong Telecommunications is a subsidiary of the China Broadcast Satellite Communication company and can utilize its satellite resources and operating license to provide specialized satellite communication services. Shanghai Xingtong Telecommunications provides assistance to numerous Chinese and other foreign companies in building telecommunications networks.

Satellite Network

         The satellite network is used to transmit daily stock data and information to selected brokerage firms and consists of three transponders (relays) with satellite Asia-1 which are exclusively leased by the Shanghai Stock Exchange for use by it 24 hours per day. The Shanghai Stock Exchange utilizes the satellite network approximately 4 to 5 hours per day during market hours to broadcast real-time financial information. Even during this high use period, the transponders are utilizing only a fraction of their 26 megabit bandwidth capacity. CBCom estimates that approximately only 20% to 30% of the satellite network system capability is utilized with additional usage limited to possible transactional growth. CBCom anticipates that it will be able to broadcast on the unused network during off hours and on the unused bandwidths during high usage times.

Competition

         Presently, there are four Chinese government-affiliated Internet service providers that control direct access to the World Wide Web in China and approximately 100 small independent Internet Service Providers that are not linked directly to the World Wide Web. There are several major ISPs which may pose direct competition to the anticipated business of the joint venture including Prodigy, Inc., a joint venture including the Shanghai Municipal Commission of Foreign Relations and Trade and China Internet Corporation, which was created in 1995 and has been responsible for the creation of the China Wide Web, an on-line business information and communications system which spans China. There are four primary financial information vendors servicing the Chinese market:
Reuters, Telerate (Dow Jones), Hong Kong Data, and Xinhua.

CBCom's Pager Business

         In August, 1997, CBCom acquired selected assets of Beijing CBCom Telecommunications and Consulting Co., Ltd., a Chinese private company owned by Gordon Gao, including its paging system development. In April, 1999, CBCom entered into an agreement with Radio, Computer & Telephone Corporation (RC&T), a Minnesota corporation, for a 10-year license for the non-exclusive license to market the Microtron 2000 pager, an alphanumeric paging device originally developed by RC&T pursuant to the specifications of Beijing CBCom for sale in

China. RC&T had filed a complaint against CBCom and others alleging misuse of information and appropriation of certain proprietary information in regard to the Microtron 2000.The April 1999 agreement calls for a royalty payment of $2.25 per pager sold in China and represents a settlement of those claims.

         In addition to the standard message taking capabilities, the Microtron 2000 pager works as an electronic organizer with directory and diary capabilities and has the capability to receive user-defined information such as stock quotes, bank and brokerage accounts, and e-mail. CBCom entered into an agreement with Samjin Co., Ltd., a Korean corporation, for the manufacture of the paging devices. CBCom ordered an initial 2000 paging units for sale in China. CBCom has finalized testing and has appointed a distributor in China to market the pagers; however, no sales have occurred to date. All of the parts are in the hands of Samjin Co. and based on the lack of sales to date, CBCom has written off the balance of parts needed to manufacture the Microtron 2000 pager.

Marketing

         CBCom intends to continue its sale of the Microtron 2000 in addition to the development of the joint venture project for the creation of the China Financial Network. CBCom believes that the Shanghai Stock Exchange and its members provide a ready market for the sale of the Microtron 2000 and its capability to receive stock quotes.

         The use of individual pagers has grown significantly since their introduction in 1987. The rapid growth is believed to be a result of the shortage of fixed-line phones and the growth of the private market economic system. CBCom believes that pagers will compete favorably in China with mobile telephones because in addition to the scarcity of telephone lines and phones, pagers are small, easy to use, have lower prices and annual fees, are easier to purchase, and provide retrieval of data such as current affairs, weather forecasts, financial news, stock quotes and sports scores.

Prior Joint Venture

         In October 1997, CBCom and Beijing Great Wall Century Communications Technology Company, Ltd., an established paging company in China, entered into a 20-year joint venture contract to establish a Sino-foreign joint venture company called GCC CBCom (Tianjin) Communications Company, Ltd. to build a nationwide paging network. The joint venture company was formed and CBCom advanced $107,500 in organizational and start-up costs . The joint venture was not commenced and the business license for the joint venture expired.



ITEM 2. PROPERTIES.

         In September, 1997, the Company leased approximately 8,000 square feet of office space in Sherman Oaks, California under a 5-year lease which expires August 31, 2002. The facility was in excess of the needs of CBCom at this time and the lessor agreed in December, 1999 to take back the space. In January, 2000 the Company entered into a 3-year lease expiring December 31, 2002 for approximately 2,169 square feet at 16830 Ventura Boulevard, Suite 211, Encino, California at a monthly rental of $4,771.

         CBCom has entered into a 5-year lease for its China headquarters that expires February 28, 2003 for approximately 6,000 square feet at A No. 9 Dong Tucheng Road, Heping Street, Chao Yang District, Beijing, China, at a monthly rental of $5,208 per month payable in the form of shares of CBCom common stock. The aggregate rental ($312,500) has been prepaid by the issuance of 625,000 shares of CBCom to Far East Trading Company, beneficially owned by shareholders of CBCom.

Each of the facilities are adequate for the Company's current needs.


ITEM 3. LEGAL PROCEEDINGS

         CBCom entered into a settlement agreement with Bernard Luskin, the former Chief Executive Officer of CBCom, in January, 1999, settling an outstanding dispute for unpaid salary and other compensation. Mr. Luskin had an employment contract with CBCom which guaranteed payment of his salary through an escrow account containing 800,000 shares of common stock of Amtec, Inc., which shares were pledged by Polmont Investments, Ltd., a British Virgin Islands corporation controlled by one of the principal stockholders of CBCom.

         Through the settlement, the parties agreed that Mr. Luskin will receive unpaid salary and bonus through May 15, 1999 totaling $520,833 plus additional compensation as may be determined by binding arbitration; but in no event shall CBCom's liability exceed the value of the shares held in escrow. Mr. Luskin waived any rights to satisfy any claims against CBCom from any assets other than those shares held in the escrow account. CBCom is obligated to repay Polmont the amount it paid to Mr. Luskin from the sale of its Amtec, Inc. shares. Polmont has agreed to accept payment in the form of shares of CBCom, Inc. valued at $0.50 per share. Due to the nature of this off-balance sheet financing, the Company recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and amortized the prepaid interest over the period of three years.

         On August 30, 1999, a law suit was filed in the Superior Court of the State of California against CBCom, Inc., Max Sun, and Charles Lesser (Case No. LCO49888) by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU is alleging CBCom (i) failed to consummate the merger by failure to use its best efforts to effect it (ii) failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu (iii) terminated the agreement improperly and
(iv) breached a covenant of good faith. Com Vu is requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs. CBCom disputes the allegations of the claims and intends to defend the action vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There has never been a market for the Common Equity of the Registrant.

         Recent Sales of Unregistered Securities

1997
         During 1997, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

On April 23, 1997, the Company issued 2,000,000 shares of common stock at $0.20 per share to one of the founding shareholders for total proceeds of $400,000.

On April 23, 1997, the Company issued 937,5000 shares of common stock at $0.20 per share to Mr. Gordon Gao in exchange for his company's, Beijing CBCom Telecommunications and Consulting Co. Ltd., assets of $187,500 (mainly office equipment, furniture and fixtures) located in Beijing, China.

On December 31, 1997, the Company issued 200,000 shares of common stock at $0.50 per share to a family trust investor for total proceeds of $100,000.

1998
         During 1998, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

On January 1, 1998 the Company issued 500,000, 250,000, and 125,000 (a total of 875,000) shares of common stock to its CEO, CFO, and chief engineer, respectively, at $.001 per share as signing bonus for their services from inception to September 30, 1999 with the Company. The Company received proceeds of $875 and recognized compensation cost of $436,625, based on a fair value of $.50 per share.

On March 1, 1998, the Company issued 625,000 shares of common stock at $0.50 per share in exchange for the future rent in its Beijing representative office for the next five years. The prepaid rental of $312,500 will be amortized over the next five years.

On April 24, 1998, the Company issued 8,000,000 shares of common stock at $0.20 per share to convert a shareholder loan of $1,600,000. This conversion price was specified on August 31, 1997 between the original founders and the Company. The shareholder loan was made to the Company from time to time on an as-needed basis from June 15, 1997 to April 24, 1998 and was not converted into common stock until the shareholder loan totaled $1,600,000.

From early October to early December 1998, the principal shareholder converted $160,000 of shareholder loan into 320,000 shares of common stock at $0.50 per share in four tranches.

On December 31, 1998, the Company issued 400,000, 400,000, and 320,000 (a total of 1,120,000) shares of common stock at $0.50 per share to three directors as their employment compensation of $200,000, $200,000, and $160,000, respectively, for four months in 1997 (recognized in 1997) and the year of 1998 in accordance with their respective employment agreements.

On December 31, 1998, the Company issued 1,250,000 shares of common stock at $0.001 per share in exchange for the promotion and facilitation services provided by Sinoway Limited (Sinoway) registered in the British Virgin Islands with a corporate office in Hong Kong, which is an affiliate company of Shanghai Stock Exchange Communication Co. Ltd. Sinoway promised to obtain exclusive licenses to use VSAT satellite systems owned by SSE and the logo and name of SSE. Sinoway agreed to pay $0.001 per share for these 1,250,000 shares of common stock. Accordingly, the Company recognized a notional stock subscription of $1,250 and a promotion expense for the License/Contract of $623,750. If these licenses were obtained, the cost would be amortized over the life of joint venture with SSEC and SXTST. However, the effectiveness of this issuance depends on the success of setting up the equity joint venture among the Company, SSEC, and SXTST and obtaining the exclusive licenses. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of stock could be canceled. As of March 10, 2000, the license has not been obtained.

1999

         During 1999, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

         On February 1, 1999, the Company conducted a private placement to issue 600,000 warrants at $0.25 per warrant in four tranches to an existing shareholder and received total proceeds of $135,000, net of a finders fee of $15,000. Each warrant carries an exercise price of $0.25 per share and allows each holder of warrant to exercise any time on or before January 31, 2004.
Accordingly, the Company reserved 600,000 shares of common stock for these warrants.

         On May 10, 1999, the Company conducted a private placement to issue 100,000 shares of common stock at $0.50 per share to an accredited investor and received total proceeds of 45,000, net of a finders fee of $5,000.

         From May 14 to June 4, 1999 the Company conducted a private placement to issue 45,000 shares of common stock at $1.00 per share in three tranches to an individual investor and one corporate investor and received total proceeds of $40,500, net of a finders fee of $4,500.

         On June 22, 1999, the Company issued 40,000 shares of common stock at $0.50 per share to an existing shareholder. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000.
Details are included in Note 7 to the Financial Statements.
         In August 1999, the Company conducted a private placement to issue 23,000 shares of common stock at $1.00 per share in three tranches to two individual investors and received total proceeds of $20,700, net of a finders fee of $2,300.

         On August 25, 1999, the Company issued 30,000 shares of common stock at $0.50 per to an existing shareholder. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500.
Details are included in Note 7 to the Financial Statements.

         On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 shareholders through an off-shore investment company in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board. On December 22, 1999, the Company completed the offering, issued 50,000 shares of common stock, and recognized a merger transaction expense of $49,950. The $50 cash was received subsequent to December 31, 1999.

         On September 15, 1999, the Company conducted a private placement to issue 20,000 shares of common stock at $1.00 per share to two individual investors. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000.

         On September 24, 1999, the Company issued 30,000 shares of common stock at $0.50 per share to an existing shareholder to reward her effort to introduce new potential investors to the Company. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. Details are included in
Note 7 to the Financial Statements.

         On September 24, 1999, the Company entered into a merger agreement with Abbacy Corporation (a public shell company), to acquire 100% of its equity. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger. In accordance with the merger agreement, Abbacy filed a Form 8-K with the SEC on October 19, 1999 to indicate that CBCom, Inc. would be the successor of the reporting entity in accordance with the rule 12 (g) 3 in the 1934 Act. On December 22, 1999 the Company issued 250,000 shares of common stock valued at $1.00 per share to the sole shareholder of Abbacy in exchange for 100% of its equity interest. Accordingly, the Company recognized $250,000 of merger expense.

         On November 1, 1999, the principal shareholder converted $70,000 of shareholder loan into 140,000 shares of common stock at $0.50 per share.

         On December 30, 1999, the principal shareholder converted $578,370 of shareholder loan into 1,156,740 shares of common stock at $0.50 per share. He immediately sold the shares to Tan Siong Bee, who is the beneficial holder for TSB International Inc. Mr. Sun disclaims any beneficial ownership in these shares.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following selected financial data is as of and for the years ended December 31, 1999 and 1998, and for the period ended December 31, 1997.

                                    --------------------------------------------
                                    December 31,    December 31,    December 31,
                                           1999            1998            1997
                                    ------------    ------------   -------------
Statements of Operations Data:          (in thousands, except per share data)
Net sales ........................      $      -        $      -       $      -
Cost of sales ....................
                                         -------        --------       --------
Gross profit .....................             -               -              -
Operating expenses:
  General and administrative .....         1,772           3,001          1,847

  Merger Expense..................           400
                                        --------        --------       --------
    Total operating expenses .....         2,172           3,001          1,847
                                        --------        --------       --------
Income (loss) from operations ....        (2,172)         (3,001)        (1,847)
Interest expense, net ............           106              14              1
Other (income) expense, net ......           (11)            (17)             -
                                        --------        --------       --------
Income (loss) before income taxes.        (2,267)         (3,033)        (1,848)
Provision (benefit) for income taxes           1               1              1
                                        --------        --------       --------
Net income (loss) ................       $(2,268)        $(3,034)       $(1,849)
                                        ========        ========       ========


Net income (loss) per common share:
  Basic ..........................      $  (0.15)        $ (0.30)       $ (0.63)
                                        ========        ========       ========
  Diluted ........................      $  (0.15)        $ (0.30)       $ (0.63)
                                        ========        ========       ========
Common shares used in computing per share amounts:
  Basic ..........................    15,568,879      10,049,226      2,937,500
                                      ==========      ==========      =========
  Diluted ........................    15,568,879      10,049,226      2,937,500
                                      ==========      ==========      =========


                                    December 31,    December 31,    December 31,
                                           1999            1998            1997
                                    ------------    ------------   -------------

Balance Sheet Data:                 (in thousands)
Cash and cash equivalents ........         $  32         $   240       $    401
Total assets .....................           473             733            568
Total liabilities ................         1,586           1,111          1,730
Total stockholders' equity .......        (1,113)           (378)        (1,162)

Overview

         CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, internet, and information service businesses in the People's Republic of China. The Company will seek to acquire existing Internet Service Providers (ISP)and web based content providers (ICP) and operate through a series of sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital. The Company incurred consecutive losses in 1997, 1998, and 1999.


      The following table summarizes certain key financial information:

--------------------------------------------------------------------------------
                                         Change                Change
                               1999       from       1998      from       1997
                              ($000s)  prior year   ($000s)  prior year  ($000s)
--------------------------------------------------------------------------------
 Net Sales                   $   -                 $   -                $   -
--------------------------------------------------------------------------------
 Gross Profit                $   -                 $   -                $   -
--------------------------------------------------------------------------------
 General and Administrative
   Expenses                  $ 1,772      (41%)    $ 3,002      62%     $ 1,847

--------------------------------------------------------------------------------
 Merger Expenses            $    400               $                    $
--------------------------------------------------------------------------------
Interest Expense,Net        $    107               $   15               $     1
Other (Income), Net         $    (11)              $   17

-------------------------------------------------------------------------------
 Provision (Benefit) for
   Income Taxes             $      1               $    1               $     1


-------------------------------------------------------------------------------



Results of Operations

Fiscal Years Ended December 31, 1999 and December 31, 1998

         The Company has been in the development stage since its inception in April, 1997. To date, there have been no revenues generated from any of the operations of the Company. General and administrative expenses consist principally of business development expenses in China, and salaries and other overhead expenses in the United States, as well as legal and other professional services. General and administrative expenses decreased by 41% to $1.8 million in 1999 from $3.0 million in 1998.

         The decrease in general and administrative expenses in 1999 resulted primarily from the fact that much of the Company's business development expenses were written off during 1998. The Company has written off all of the expenses of CBCom China, its representative office in Beijing. The Company wrote off $280,500 in 1998 and $180,000 in 1999 of funds advanced to CBCom China and recorded as part of G&A expense. CBCom wrote off all of the assets obtained from Beijing CBCom Telecommunications and Consulting Company Ltd. in 1988 totaling $187,500.

         CBCom China has been active in securing potential joint venture projects and in the technical development of the Microtron pager. The balance of the Microtron pager inventory and development expenses amounting to $143,491 were written off in 1999 as these costs may not have any economic value until there are current sales.

         In October, 1997 CBCom, Inc. and Beijing Great Wall Century Communications Technology Company, Ltd., an established paging company in China, established a sino-U.S. equity joint venture company called GCC CBCom (Tianjin) Communications Company, Ltd. to build a nationwide paging network. CBCom advanced $107,500 to the joint venture for organization costs and start-up costs. The joint venture has not commenced operations and CBCom has expensed the $107,500 during 1998 and will decide at a later date whether to reactivate GCC CBCOM (Tianjin).

         The Company signed a Memorandum of Understanding with Shanghai Stock Exchange Communication Co., a subsidiary of the Shanghai Stock Exchange on January 31, 1999. The purpose of the Memorandum of Understanding is to establish a sino-U.S. equity joint venture company to distribute real time stock and financial data in China using the satellite communications system owned by Shanghai Stock Exchange Communications Co. The Company advanced $250,000 in start-up costs expensed mainly during 1998 which expenses could be credited toward its capital contribution to the joint venture company when the joint venture is completed. In 1998, the Company issued 1,250,000 shares of common stock valued at $0.50 per share to Sinoway Limited for its services to obtain an exclusive license to use SSEC's VSAT satellite system. The Company recognized a non-cash promotional expense for the Contract of $623,750 during 1998.

         The largest operating expense has been management salaries; however, much of the management compensation has been paid by issuance of common stock.. The Company issued a total of 875,000 shares of common stock to its CEO, CFO and Chief Engineer as a signing bonus and recognized a non-cash compensation expense of $436,625 in 1998. A number of the founding shareholders and directors received no cash compensation from the inception of the company through the end of 1998. The Company issued 1,120,000 shares of common stock in December, 1998 and recognized $560,000 non-cash compensation expense. At December 31, 1999 the company has salaries payable of $557,250, most of which will be converted into common stock at a conversion price of $1.00 per share, the current fair market value.

         In addition to management salaries, the most significant overhead expenses of the Company have been legal expenses and merger expenses. The Company undertook a merger with ComVu Corporation, a dormant public shell company during 1998 and decided to terminate that merger when the OTC Bulletin Board (OTCBB) eligibility requirements were changed in January of 1999. The Company undertook and completed a merger with ABBACY Corporation, a public shell company in October of 1999. The Company recognized $100,000 of legal fees in connection with the merger and $250,000 related to the issuance to the shareholders of Abbacy Corporation of 250,000 shares of CBCom, Inc. common stock valued at $1.00 per share.

Plan of Operation

         CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business Plan, CBCom plans to list its common shares on the OTC Bulletin Board and undertake a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire internet companies in China. If CBCom is unable to raise funds through a Private Placement, the company would be dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

         To limit the use of valuable cash reserves, CBCom will negotiate its first acquisitions using only CBCom shares. The terms of any acquisition must give operating control of the acquired business to CBCom. CBCom will provide the necessary operating cash as well as management and technical staff to operate the consolidated business. There is good cause to believe that owners of the ISPs in China will welcome the opportunity to own stock in a United States public company.

         ECommerce has not yet become a mainstream business in China, as credit cards are essentially non-existent, and its parcel delivery services are inadequate. ICP businesses offering free information and services financed solely by web site "banner ads" are not yet profitable. The most secure Internet revenues are those paid to the Internet Service Providers, as anyone wishing to access the Internet must pay access fees. There is a large profit potential for ISPs both now and in the foreseeable future.

         Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs, that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to turn a profit.

         CBCom plans an aggressive series of mergers, acquisitions, and service expansions. CBCom will offer convenient accessibility through local access numbers nationwide, fast access speeds, high quality customer support, and user-friendly services, all of which are currently lacking in China but are taken for granted in America. Internet Content will include unique and targeted applications on its various web sites thereby drawing an ever-increasing customer base to its ISP business, as well as generating revenue by charging fees for specialized information and service web sites.

         In order to quickly reach a profitable number of subscribers, CBCom plans to acquire a number of smaller ISPs and by using current technology, combine the existing customers into a single ISP. The infrastructure requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.

         CBCom has entered into a memorandum of understanding with Shanghai Stock Exchange Communication Co., Ltd. ("SSECC") and Shanghai Xingtong Telecommunications Science & Technology Co., Ltd. to form a Sino-foreign joint venture to develop a financial data network in China called "China Financial Network" or "CFN". SSECC is a subsidiary of the Shanghai Stock Exchange formed as a joint venture between Shanghai Stock Exchange and Shanghai Stock Central Clearing Company. The memorandum contemplates that SSECC will provide access to its existing satellite communication system as well as licenses, permissions and rights to use the logo, name and promotional information of the Shanghai Stock Exchange. Shanghai Xingtong Telecommunications will participate in network design and management to ensure efficient utilization of the satellite network and will provide technical assistance. CBCom will provide the resources to collect and compile global financial information, United States technology, management resources and capital.

         The memorandum of understanding anticipates the project planned in two phases. Phase I is to market and distribute financial information in Chinese provided by the Shanghai Stock Exchange over a network to various terminals throughout China, exclusively targeting Chinese stockbrokers, financial institutions and corporate users. The financial information provided will include prices for commodities and futures, precious metals, Asian and global equities and foreign currencies, global market indexes and real time international news and commentary. The information provided will differ from information provided by competitors in that it will be entirely in Chinese at a lower rate. Phase II is to market to individual consumers real-time financial data, news and on-line investment trading bundled as a single service, developing into the equivalent of a commercial Internet Service Provider.

         The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by December 31, 2000 or may lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

         CBCom intends to continue its sale of the Microtron 2000 in addition to the development of the joint venture project for the creation of the China Financial Network. CBCom believes that the Shanghai Stock Exchange and its members provide a ready market for the sale of the Microtron 2000 and its capability to receive stock quotes.

Liquidity and Capital Resources

         The Company has suffered losses in 1997, 1998 and 1999 and had negative working capital in 1997, 1998 and 1999, respectively. The Company was funded initially by two of its founding shareholders in the amounts of $400,000 and $1,600,000, respectively. During 1999, the Company raised money through a series of private placements netting $304,000 after selling commissions. In addition, one of the Company's directors and major shareholders has provided the Company with loan funds that are convertible into Common Stock at a price of $0.50 per share. Funds loaned to the Company equalled $679,000 in 1998 and $137,000 in 1999.

         One the Company's directors and major shareholders continues to provide the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The Financial Statements have been prepared assuming that the Company will continue as a going concern. The audit report indicates that the company has a limited operating history and, at December 31, 1999 has a shareholders' deficit and that those conditions raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.

RISK FACTORS

CBCom is currently operating at a loss

         Revenues from CBCom's sales to date have not been sufficient to cover the costs of such operations and CBCom has borrowed funds to maintain its operations. Its ability to develop operations is dependent upon its ability to generate sales of its paging units or to develop the proposed China Financial Network.

CBCom commenced operations in 1997 and has a limited operating history

         CBCom commenced operations in 1997 and has only a limited history of operations which to date have not been profitable. Its operations are subject to the risks and competition inherent in the establishment of a relatively new business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including market acceptance of its concepts, market awareness, reliability and acceptance of the Internet, dependability of its distribution network, and general economic conditions. There is no assurance that CBCom will achieve its expansion goals and the failure to achieve such goals would have an adverse impact on it.

Need for additional capital

         CBCom needs additional capital in order to implement its business plan, to continue its operations and pay outstanding liabilities. CBCom anticipates that it will seek to raise additional capital through the sale of its equity or debt securities or through borrowings from commercial lending institutions. CBCom has no commitments from any financial sources for such funding and there is no assurance that CBCom will be able to locate any such funding. The inability of CBCom to raise additional capital could result in its inability of continue its operations.


Prior joint venture did not succeed

         CBCom entered into an earlier joint venture for the development of its paging network. CBCom was unable to provide the capital required to fund the joint venture and the term of the joint venture expired without development. There is no assurance that CBCom will be able to provide the funding necessary in the proposed joint venture with SSECC. If it is unable to provide such capital, the proposed business plan of the joint venture would not be able to continue.

Enforceability of certain civil liabilities

         Certain of CBCom's officers and directors reside outside the United States. Many of the assets of these persons are, and CBCom anticipates that a substantial portion of the assets that may developed or acquired by it will be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons, or to enforce against CBCom's assets or against such personal judgments obtained in United States courts predicated upon the liability provisions, and most particularly the civil liability provisions, of the United States securities laws or state corporation or other law.

Investment in Far East generally

         The Company anticipates that it will initially focus its development efforts on telecommunication projects and opportunities located in China and the Far East. Because of government controls and lack of established information systems, information regarding projects in which the Company may participate located in China and the Far East will be difficult for United States investors to obtain and investors will be unable to track the progress of the Company. In addition, if the Company begins operations in China or the Far East it will be subject to the risks incident to the ownership and operation of businesses therein. These risks include, among others, the risks of internal political or civil unrest, war, or government restrictions. These risks are dynamic and difficult to quantify. The Company will be subject to the risks normally associated with changes in general national economic conditions or local market conditions, competition, patronage, changes in market rates, and the need to periodically upgrade and replace equipment to maintain desirability, and to pay the costs thereof. Although many of the governments of the countries of the Far East have liberalized policies on international trade, foreign ownership and development, investment, and currency repatriation, increasing both international trade and investment accordingly, such policies might change unexpectedly. The Company will be affected by the rules and regulations regarding foreign ownership of real and personal property, including telecommunication switching stations, land lines and other property. Such rules may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company. Hong Kong is in a period of transition from British control over it to control by China. It is uncertain what changes may result from such transition with regard to business, foreign property ownership, restrictions on development, taxes or other factors.

Investment in China in particular

         Because the operations of the Company are expected to be based to a substantial extent in China, the Company will be subject to the rules and restrictions governing China's legal and economic system as well as general economic and political conditions in that country. These include the following:

         Political and Economic Matters. Under its current leadership, the government of the People's Republic of China ("PRC") has been pursuing economic reform policies, which include the encouragement of private economic activity and greater economic decentralization. There can be no assurance, however, that the Chinese government will continue to pursue such policies, or that such policies will be successful if pursued. Changes in policies made by the Chinese government may result in new laws, regulations, or the interpretation thereof, confiscatory taxation, restrictions on imports, currency devaluations or the expropriation of private enterprise which may, in turn, adversely affect the Company. Furthermore, business operations in China can become subject to the risk of nationalization, which could result in the total loss of ownership and control of any assets or operations that may be developed by the Company in China. Also, economic development may be limited by the imposition of austerity measures intended to reduce inflation, the inadequate development of an infrastructure, and the potential unavailability of adequate power and water, transportation, communication networks, raw materials and parts.

         Legal System. The PRC's legal system is a civil law system based on written statutes. Unlike the common law system in the United States, decided legal cases in the PRC have little value as precedents. Furthermore, the PRC does not have a well-developed body of laws governing foreign enterprises. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation and modification, perhaps on a case-by-case basis. As the legal system in the PRC develops with respect to such new forms of enterprise, foreign investors may be adversely affected by new laws, changes in existing laws (or interpretation thereof) and the preemption of provincial or local laws by national laws. The Company's operations in China, if any are developed (of which there can be no assurance) will be subject to administrative review and approval by various national and local agencies of the PRC government. Management intends that the Company's operations will comply with applicable administrative requirements; however, there is no assurance that the Company will be able to timely obtain the necessary administrative approvals for any projects that it determines to develop.

         Foreign Currency Exchange. The Renminbi ("Rmb"), the currency of China, is not a freely convertible currency. Both conversion of Rmb into foreign currencies and the remittance of Rmb abroad are subject to the PRC government approval. The Company intends to develop telecommunication systems in the Far East including China and anticipates that initially it may earn revenues, if any, and incur costs, in Rmb.

         Prior to January 1, 1994, Rmb earned within China were not freely convertible into foreign currencies except with government permission, at rates determined at swap centers, where the exchange rates often differed substantially from the official rates quoted by the People's Bank of China. On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on the market supply and demand and proposed to establish a unified foreign exchange inter-bank market among designated banks. In place of the official rate and the swap center rate, the People's Bank of China publishes a daily exchange rate for Rmb based on the previous day's dealings in the inter-bank market. It is expected that swap centers will be phased out. However, the unification of exchange rates does not imply full convertability of Rmb into United States dollars or other foreign currencies. Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency-denominated earnings of the entity or allocated to the Company by the government at official exchange rates.

         Approval for exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and remittance of earnings. While conversion of Rmb into dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times. There is still uncertainty as to how foreign enterprises will be treated under this new system or whether the system will be changed again in the future. In the event of shortages of foreign currency, the Company may be unable to convert sufficient Renminbi into foreign currency to enable it to comply with foreign currency payment obligations it may have.

         PRC Regulation of the Telecommunications Industry. The Ministry of Posts and Telecommunications (the "MPT") regulates the telecommunications industry in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses, if required, from the MPT in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, are subject to regulation by the State Planning Commission, the MPT, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed.

Management and affiliates own enough shares to control shareholder vote

         CBCom's executive officers and directors beneficially own approximately 19.1% of the outstanding common stock of CBCom. These officers and directors do not have controlling interest over matters requiring shareholder approval. Over 6,500,000 shares of the outstanding common stock of CBCom is owned by companies or individuals with familial relationships to the officers and directors of CBCom, over which such officers and directors claim no beneficial ownership or voting control. However, taken together the shares owned by the executive officers and directors and those individuals or entities with familial relationships have controlling interest over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions. The effects of such control could be to delay or prevent any attempt to change control of CBCom instigated by shareholder action without management support.

Issuance of future shares may dilute investors share value

         The Certificate of Incorporation as amended of CBCom authorizes the issuance of 80,000,000 shares of common stock and 20,000,000 shares of preferred stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the Company's common stock held by the its then existing shareholders. Moreover, any common stock issued in the future may be valued on an arbitrary basis by CBCom. The issuance of the Company's shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by investors, and might have an adverse effect on any trading market, should a trading market develop for the Company's common stock.

The possibility of CBCom issuing preferred stock with certain preferences may depress market price of the common stock

         CBCom has 20,000,000 shares of non-designated preferred stock authorized which it may issue from time to time by action of the Board of Directors. The Board of Directors may designate series or classes of preferred shares without shareholder consent which designations may give the holders of the preferred stock voting control and other preferred rights such as to liquidation and dividends. The authority of the Board of Directors to issue such stock without shareholder consent may have a depressive effect on the market price of CBCom's common stock even prior to any such designation or issuance of the preferred stock.

The possibility of issuing preferred stock for anti-takeover effect could prevent takeovers favored by shareholders

         The Board of Directors has the authority, without further approval of stockholders, to issue preferred stock, having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of shares of preferred stock, under certain circumstances, could have the effect of delaying or preventing a change in control of CBCom or other take-over attempt and could adversely materially affect the rights of holders of shares of the common stock.

Officers and directors have limited liability and have indemnity rights

         The Certificate of Incorporation and By-Laws of CBCom provide that CBCom indemnify its officers and directors against losses sustained or liabilities incurred which arise from any transaction in such officer's or director's respective managerial capacity unless such officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. The Company's Certificate of Incorporation and By-Laws also provide for the indemnification by it of its officers and directors against any losses or liabilities incurred as a result of the manner in which such officers and directors operate the Company's business or conduct its internal affairs, provided that in connection with these activities they act in good faith and in a manner which they reasonably believe to be in, or not opposed to, the best interests of the Company and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Penny Stock Regulation

         Upon commencement of trading in the Company's stock, if a market is developed and if the Company is accepted for trading on the OTC Bulletin Board (of which there can be no assurance) the Company's common stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

Disclosure of Year 2000 Issues

         Like other companies, the Company could be adversely affected if the computer systems it and its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could also impact non-accounting systems.

         The Company's project to assess and correct Y2K related issues regarding the Year 2000 has been completed and the Company has not experienced any significant Y2K related events. However, interactions with other companies' systems make it difficult to conclude there will not be future effects. Consequently, at this time, management cannot provide assurances that the Year 2000 issues will not have an impact on the Company's operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The predecessor company, Abbacy Corporation, engaged the services of Weinberg & Company, Certified Public Accountants of Boca Raton, Florida. The registrant, CBCom, Inc. engages the services of BDO International, through its Shanghai, PRC office. There are no disagreements with accountants.

                                   PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                         Age                        Title

Chiah Yi (Max) Sun           35       Chairman of the Board, President, Director

Charles A. Lesser            53       Secretary,  Treasurer,   Chief   Financial
                                      Officer, Director

Hong Wei (Frank) Zhu         43       Chairman, CBCom China and Director

Gordon Xia Gao               30       General Manager, CBCom China and Director

MR. MAX SUN is Chairman, President, and a Director of the Company since 1997. Mr. Sun founded and was President of Microtron, Inc., a company that has developed and distributed pagers in China. Mr. Sun was a founding shareholder and Senior Vice President, International, of Amtec, Inc. an American Stock Exchange Company constructing telecommunications networks in China. Previously, he was founder and President of Interactive TeleVideo, Inc. (ITV), a company that designed interactive circuitry network products. Mr. Sun has been an investment banker in Hong Kong and China. He holds a Bachelor of Arts degree in Accounting from New York University.

Mr. CHARLES A. LESSER is Secretary, Treasurer, Chief Financial Officer and a Director of the Company since 1997. Most recently, Mr. Lesser has served as a Consultant to early stage companies, acting as an interim Chief Financial Officer and specializing in raising capital. From 1994-1995, he was Vice President of Worldwide Corporate Finance, a company which raised private capital. Previously, Mr. Lesser was Chief Financial Officer of Weider Sporting Goods, Inc., a manufacturer and distributor of health and fitness products. He has worked as both a management consultant and auditor with Alder, Green & Hasson in Los Angeles, KPMG Peat Marwick in Houston and Deloitte & Touche in Johannesburg, South Africa. He holds an M.B.A. from the University of the Witwatersrand in South Africa and a B.A. in Economics from the University of Pittsburgh in Pennsylvania.

MR. FRANK ZHU is a Director of CBCom, Inc.since 1997 and is Chairman of the Beijing representative office, CBCom China Previously Mr. Zhu held a series of important managerial positions in China. From 1994 to 1996, he was Chairman and Vice Executive Officer of China Far East International Trading Group, Los Angeles, in charge of Sino-US trading activities. From 1991 to 1994, he was General Manager of Jiyuan Real Estate. Development Company, Beijing, China, and from 1987 to 1991 he was also General Manager of Linyun Company, China. He managed projects for China New Start Company between 1983 and 1987 and was with the Department of Gold, the Ministry of Metallurgy, China from 1979 through 1987.

MR. GORDON GAO is a Director since 1997, a founding shareholder and General Manager of CBCom China, a representative office of CBCom. His area of expertise is telecommunications market development and fund raising. From 1995 to 1997, he was President of Beijing CBCom Telecommunications and Consulting Co. Ltd., developing a pager for use in the Chinese market. From 1993 to 1995, he was Executive Assistant, Director of Domestic Branch Offices and Director of Foreign Investment and Fund-raising for Catch Communications Group, a major telecommunications company in China. Mr. Gao has extensive start-up and operational experiences in the paging industry in China. Mr. Gao is a computer science graduate of Beijing University.



ITEM 10 -- EXECUTIVE COMPENSATION

     The following table summarizes the compensation for the three most recent fiscal periods ended December 31, 1999, December 31, 1998 and December 31, 1997 of our Chief Executive Officer and the four most highly compensated other executives and officers whose total annual salary and bonus exceed $100,000. No other employee's compensation exceeded $100,000 for any of the named years.

                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                              ---------------------------------------   --------------------------
                                                                             OTHER       RESTRICTED     SECURITIES
                                                                            ANNUAL          STOCK       UNDERLYING
                                                               BONUS        COMPEN-        AWARDS         OPTIONS/
 NAME AND PRINCIPAL POSITION(1)      YEAR      SALARY($)        ($)       SATION ($)          ($)           SARS
--------------------------------   --------   -----------   ----------   ------------   ------------   -----------

Bernard J. Luskin, former            1999      $131,250            0              0              0              0
Chairman and Chief                   1998       350,000     $100,000              0              0        500,000
Executive Officer   (1)              1997       218,750     $100,000              0        250,000              0

Chian Yi (Max) Sun                   1999      $150,000            0              0              0              0
Chairman and President (2)           1998       150,000            0              0              0        312,500
                                     1997        50,000            0              0              0              0

Charles A. Lesser                    1999      $150,000            0        $16,000              0        250,000
Chief Financial Officer  (3)         1998       150,000            0         16,000              0        250,000
                                     1997       81,2500            0          3,250        125,000              0

Frank Zhu                            1999      $100,000            0              0              0              0
Chairman, CBCom China  (2)           1998       150,000            0              0              0        187,500
                                     1997        50,000            0              0              0              0

Gordon Gao                           1999      $120,000            0              0              0              0
General Manager, CB   (2)            1998       120,000            0              0              0        125,000
China                                1997        40,000            0              0              0              0

Steven Meadows  (4)                  1999      $150,000            0         $6,000              0              0
Chief Engineer                       1998       150,000            0          6,000              0        125,000
                                     1997        50,000            0          2,000         62,500              0

(1) Mr. Luskin left the company during 1999 and his salary and bonus was accrued through May 15, 1999 in accordance with his settlement agreement. At December 31, 1999 $363,649 is still owed. Under the terms of the settlement agreement, Mr. Luskin's stock options have been cancelled and revert back to the company's stock option plan.
 (2) The total salary amount for 1999 has been  accrued.  The company was unable to pay compensation and in December, 1999 offered to convert the amounts owed into Common Stock at a price of $1.00 per share, the current fair market value. Salaries for 1997 and 1998 were converted at December, 1998 into Common stock at $0.50 share, the fair market value at that time
 (3) Salary of $6,250 for 1999 and $12,500 for 1998 has been accrued. The company has offered to convert the amounts owing into Common Stock at a price of $1.00 per share, the current market value at December, 1999. Other Compensation consists of an auto allowance and contribution to the company's 401 (k) plan
 (4) Salary of $143,750 for 1999 and $18,750 for 1998 has been accrued. The company was unable to pay compensation and offered to convert amounts owing into Common Stock at a price of $1.00 per share, the current market value at December, 1999. Other Compensation consists of an auto allowance. Mr Meadows is an executive of the company, but is not an officer.


OPTION/SAR GRANTS IN LAST FISCAL PERIOD

     The following table sets forth the information concerning individual grants of stock options and stock appreciation rights ("SARs") during the period ended December 31, 1999. All of the options granted in the year ended December 31, 1999 have terms of ten (10) years. A total of 250,000 options were granted to our employees and directors in the 12-month period ended December 31,1999 under CBCom's 1998 Employee Stock Option Plan.



OPTION/SAR GRANTS IN LAST FISCAL PERIOD

                                                       INDIVIDUAL GRANTS
                                 -------------------------------------------------------------
                                    NUMBER OF        % OF TOTAL
                                   SECURITIES       OPTIONS/SARS
                                   UNDERLYING        GRANTED TO      EXERCISE OR
                                  OPTIONS/SARS      EMPLOYEES IN     BASE PRICE     EXPIRATION
             NAME                  GRANTED(#)      FISCAL PERIOD       ($/SH)          DATE
------------------------------   --------------   ---------------   ------------   -----------

Charles A. Lesser...........1999      250,000           100.0%       $ 0.425        01/30/09

     During the year ended December 31, 1998, the Company issued 1,500,000 non-qualified stock options at an exercise price of $0.425. These options become exercisable over a period of one year and can be exercised for a period of five to ten years. The 1,500,000 non-qualified stock options included 500,000 options issued to the former CEO which were cancelled in January, 1999. During the year ended December 31, 1999, the Company issued 250,000 non-qualified stock options at an exercise price of $0.425, which was 85% of the market price at grant date. These options become exercisable over a period of two years and can be exercised for a period of ten years.









--------------------------------------------------------------------------------
                           Aggregated Option Exercises in the 1999 Fiscal Year
                                    and Fiscal Year-End Option Value
--------------------------------------------------------------------------------
                              Number of Securities          Value of Unexercised
                    Underlying Enexercised Options          In the Money Options
                         Exercisable/Unexercisable     Exercisable/Unexercisable

--------------------------------------------------------------------------------
Chian Yi (Max) Sun                   312,500/0                  $179,688/$0.00
Charles A. Lesser                375,000/125,000                $215,625/$71,875
Hong Wei (Frank)Zhu                  187,500/0                  $107,813/$0.00
Gordon Gao                           125,000/0                   $71,875/$0.00
Steven Meadows                       125,000/0                   $71,875/$0.00

--------------------------------------------------------------------------------





ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table contains information regarding the shareholdings of CBCom's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of warrants or options exercisable within six months held by each such person or entity):

                                             Amount of Common       Percent of
                                             Stock Beneficially     Common Stock
                                             Owned (1) (2)          Owned (2)

Chiah Yi (Max) Sun (3)                               1,750,000           10.0%
President, Director
52, Jalan Kelochor
Kota Bharu, Kelanta, Malaysia

Charles A. Lesser (4)                                  600,000            3.4%
Chief Financial Officer, Director
5801 Serrania Avenue
Woodland Hills, California 91367


Hong Wei (Frank) Zhu (5)                               587,500            3.4%
Director
1119 A Valencia Way
Arcadia, California 91006

Gordon Xia Gao (6)                                     547,500            3.2%
Director
425 Waldo Ave. #301
Pasadena, California 91101

All directors and                                    3,485,000           19.1%
executive officers as
a group (4 persons)(7)

Topbest Worldwide Group  (8)                         1,000,000            5.8%
Suite 12.33 Petama Komplek
Jalan Tunku Abdul Rahman
Kuala Lumpur, Malaysia


Wake Little Treasure Ltd.                            1,250,000            7.3%
297 Prince Edward Road
Suite 6A
Erin Court, Hong Kong


Jesmax Investment Ltd. (9)                           1,000,000            5.8%
Suite 12.33, Petama Komplek
JalanTunkuAbdulRahman
50100 Kuala Lumpur, Malaysia


TSB International Inc.  (12)                         1,180,716            6.9%
Havelet Trust Co (BVI) Ltd.
Box 3186, Abbott Building
Road Town , Tortola,
British Virgin Islands

Ren Zhen Tian (10)                                   1,200,000            7.0%
7C, 1 Block Jia 2
Zuo Jia Zhuang Road
Chao Yang District
Beijing, China

Gao Bo (11)                                            800,000            4.6%
Unit 2502, 25/F, K.Wah Centre
Block 901, #03-107
Jurong West St. 91
Singapore 640 902

Sinoway Co. Ltd.                                     1,250,000            7.3%
191 Java Road
North Point, Hong Kong



(1)      Based upon 17,212,240 outstanding shares of common stock.
(2) Assumes exercise of warrants, options or other rights, if any, to purchase securities held by the named shareholder exercisable within 60 days of the date hereof.
(3) Includes 437,500 shares owned directly by Mr. Sun and 1,000,000 shares held by Joy Luck Communication Ltd. of which Mr. Sun may be deemed to be the beneficial owner. Mr. Sun also has beneficial ownership of an additional 312,500 shares of common stock consisting of options to purchase 312,500 shares exercisable at $.425 per share.
(4)      Includes  225,000  shares and  options to  purchase  375,000  shares of common  stock  held by Mr.  Lesser  at an  exercise  price of $.425 per share.
(5)      Includes  400,000  shares  owned  directly  by Mr.  Wei and  options to purchase 187,500 shares of common stock at an exercise price of $.425 per share.
(6) Includes 422,500 shares owned by Mr. Gao and options to purchase 125,000 shares of common stock at an exercise price of $.425 per share.
(7)      Includes 2,485,000 shares and options to purchase 1,000,000 shares.
(8) Beneficially owned by Mr. Soon Cheh Siong, familially related to Max Sun, President and a director of the company. Mr. Soon also holds 75,000 shares in his own name. Mr. Sun disclaims beneficial ownership of any of these shares.
(9) Beneficially owned by persons who are familially related to Max Sun, President and a director of the Company. Mr. Sun disclaims beneficial ownership of these shares.
(10) Beneficially owned by persons who are familially related to Zhu Hong Wei, a director of the Company. Mr. Zhu disclaims beneficial ownership of these shares.
(11) Beneficially owned by persons who are familially related to Gordon Gao, a director of the Company. Mr. Gao disclaims beneficial ownership of these shares.
(12) Beneficially owned by Tan Siong Bee, familially related to Max Sun, President and a director of the company. Ms. Tan also holds 300,000 shares in her own name. Mr. Sun disclaims beneficial ownership of any of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Since inception, Mr. Max Sun, President, a director, and controlling shareholder, has extended credit to CBCom and is expected to continue to extend credit to it. CBCom has executed a note for the funds borrowed from Mr. Sun. On April 24, 1998 CBCom converted $1,600,000 of its outstanding note and issued 8,000,000 shares of common stock to Mr. Sun or designee. The outstanding note provides for interest at 7% per annum but such interest charge has been waived by Mr. Sun. The note also contains conversion rights for all outstanding amounts owed subsequent to April 24, 1998, at a conversion rate of $.50 per share. Between April 24, 1998 and December 31, 1998, $160,000 of the loan was converted into 320,000 shares of common stock. During 1999, $660,358 of the loan was converted into 1,320,716 shares of common stock. At December 31, 1999 the balance owed to Mr. Sun was zero.

         Polmont Investments, Ltd. has agreed to pay on behalf of CBCom, Inc., through sale of up to 800,000 of the Amtec, Inc. shares owned by it, the agreed funds payable to Mr. Luskin in regard to CBCom's settlement with Mr. Luskin. Polmont Investments, Ltd., a British Virgin Islands corporation, is controlled by a shareholder of CBCom and the sibling of the president of CBCom. Polmont has agreed to accept repayment in the form of shares of CBCom, Inc. valued at $0.50 per share.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (a)   See Index to Financial Statements  immediately  following Exhibit
               Index


         (b) A report on Form 8-K has been filed on October 21, 1999 to record the acquisition of Abbacy Corporation.

         (c) A report on Form 8-K/A has been filed on February 10, 2000 including Financial Statements of CBCom, Inc. from Inception (April 23, 1997) to September 30, 1999.

         (d)   Exhibits



EXHIBIT NO.      DESCRIPTION OF EXHIBIT                         MANNER OF FILING

1.1              Agreement and Plan of Merger and amendment     Form 8-K dated
                 thereto between Abbacy Corporation and         October 19, 1999
                 CBCom, Inc. dated September 24, 1999


1.2              Certificate of Incorporation of CBCom, Inc.
                 and amendments                                 *

1.3              By-Laws of CBCom, Inc.                         *

10.1             CBCom, Inc. 1998 Stock Option Plan             *

10.2             Employment Agreement between CBCom, Inc.       *
                 and Charles A. Lesser dated July 18, 1997 and amendment

10.3             Convertible Promissory Note, due April 24,     *
                 2000 between CBCom, Inc. and Max Sun

10.4             Memorandum of Understanding between CBCom,     *
                 Inc., Shanghai Stock Exchange Communications
                 Co. and Shanghai Xingtong Telecommunications
                 Science and Technology, Ltd.

27               Financial Data Schedule                        *



*     Included with the filing of this Form 10-KSB

                                   CBCOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     REPORT ON AUDITED FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999













                                   CBCOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS




Report  of  Independent  Certified  Public  Accountants                    F-2

Financial  Statements
     Balance  Sheets                                                       F-3
     Statements  of  Operations                                            F-4
     Statements  of  Shareholders'  Deficit                                F-5
     Statements  of  Cash  Flows                                           F-7

Notes  to  Financial  Statements                                           F-9







               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To  the  Board  of  Directors
CBCom,  Inc.  (a  development  stage  company)

We have audited the accompanying balance sheets of CBCom, Inc., (a development stage company) as of December 31, 1998 and 1999 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and 1999. We also audited the statements of operations, stockholders' deficit, and cash flows for the period from inception (April 23, 1997) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBCom, Inc. at December 31, 1998 and 1999 and the results of its operations and its cash flows for the years ended 1998 and 1999, and the period from inception (April 23, 1997) through December 31, 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a limited operating history and, at December 31, 1999, has a shareholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        BDO  International



March  10,  2000
Shanghai,  PRC


                                               CBCOM, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                             BALANCE SHEETS

                                                                 December 31,
                                                         --------------------------
                                                             1998          1999
                                                         ------------  ------------
ASSETS

Current assets:
 Cash                                                    $   240,000   $    31,844
Rent receivable                                                8,655             -
 Prepaid expenses                                                  -         4,771
 Pager inventory (Note 4)                                    136,620             -
                                                         ------------  ------------
Total current assets                                         385,275        36,615
                                                         ------------  ------------
Furniture, fixtures and equipment, net (Note 2)               72,673        53,288

Other assets:
 Deposits                                                     14,521        19,897
 Prepaid interest (Note 5)                                         -       165,000
 Prepaid rent in Beijing representation office (Note 6)      260,417       197,917
                                                         ------------  ------------
Total other assets                                           274,938       382,814
                                                         ------------  ------------
Total assets                                             $   732,886   $   472,717
                                                         ============  ============

LIABILITIES AND DEFICIT

Current liabilities:
 Accounts payable                                        $   117,772   $   331,412
 Salaries payable - Former CEO (Note 6)                      389,583       363,649
 Salaries payable - Other                                     26,000       557,250
 Accrued expenses                                             24,334       129,922
 Income tax payable                                            1,600         2,400
 Capital lease obligation - current (Note 6)                  32,504        32,433
 Loan payable - shareholders (Note 5)                              -        11,988
                                                         ------------  ------------
Total current liabilities                                    591,793     1,429,054
                                                         ------------  ------------
Loan payable - - shareholders (Note 5)                       518,924             -
Loan from a related party (Note 5)                                 -       157,184
Total liabilities                                          1,110,717     1,586,238
                                                         ------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 7, and 8)

Shareholders' deficit:
 Common stock at par value of $0.001 per share,
100,000,000 shares authorized, 15,327,500 and
17,212,240 shares issued and outstanding at 1998 and
1999, respectively (Note 6 and 7)                             15,327        17,212
 Paid-in capital                                           4,491,234     6,021,944
 Subscription receivable                                      (1,250)       (1,300)
 Accumulated deficit during the development stage         (4,883,142)   (7,151,377)
                                                         ------------  ------------
Total shareholders' deficit                                 (377,831)   (1,113,521)
                                                         ------------  ------------
Total liabilities and shareholders' deficit              $   732,886   $   472,717
                                                         ============  ============

      See accompanying summary of accounting policies and notes to financial statements.


                                               CBCOM, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                         STATEMENTS OF OPERATIONS

                                                                                  From Inception
                                                                                (April 23, 1997) to
                                                        Year Ended December 31,    December 31,
                                                       --------------------------
                                                           1998          1999          1999
                                                       ============  ============  =============
Net sales                                              $         -   $         -   $          -

Cost of sales                                                    -             -              -
                                                       ------------  ------------  -------------

Gross profit                                                     -             -              -

Selling expense                                                  -             -              -


General and administrative expense                       3,001,534     1,771,692      6,620,603


Merger transaction expense (Note 6)                              -       399,950        399,950
                                                       ------------  ------------  -------------

Loss from operations                                    (3,001,534)   (2,171,642)    (7,020,553)

Other income (expense):
 Interest expense, net                                     (14,536)     (106,698)      (122,869)
 Other, net                                                (16,944)       10,905         (5,555)
                                                       ------------  ------------  -------------

Loss before income taxes                                (3,033,014)   (2,267,435)    (7,148,977)

Income tax provision (Note 3)                                  800           800          2,400

Net loss                                               $(3,033,814)   $(2,268,235)  $(7,151,377)
                                                       ============  ============  =============

Weighted average number of common shares outstanding    10,049,226     15,568,879
                                                       ============  =============

Basic and diluted loss per share                       $     (0.30)   $ (0.15)
                                                       ============  =============

      See accompanying summary of accounting policies and notes to financial statements.


                                                      CBCOM, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                      (SEE NOTE 7)
                                                                            Additional
                                                                Paid-In        Stock      Accumulated
                                            Shares    Amount    Capital     Subscription     Deficit        Total
                                          ----------  -------  ----------  --------------  ------------  ------------
Issuance of stock for cash ($.20 per       2,000,000  $ 2,000  $  398,000  $           -   $         -   $   400,000
share)
Issuance of stock for assets ($.20 per       937,500      937     186,563              -             -       187,500
share)
Issuance of stock for cash ($.50 per         200,000      200      99,800              -             -       100,000
share)
Net loss                                           -        -           -              -    (1,849,328)   (1,849,328)
                                          ----------  -------  ----------  --------------  ------------  ------------

BALANCE, December 31, 1997                 3,137,500    3,137     684,363              -    (1,849,328)   (1,161,828)

Issuance of stock for signing bonus          875,000      875     436,625              -             -       437,500
($.50 per share)
Issuance of stock for rental expense in      625,000      625     311,875              -             -       312,500
Beijing ($.50 per share)
Conversion of  shareholder's loan          8,000,000    8,000   1,592,000              -             -     1,600,000
($.20 per share)
Conversion of shareholder's loan             320,000      320     159,680              -             -       160,000
($.50 per share)
Issuance of stock for directors'           1,120,000    1,120     558,880              -             -       560,000
compensation ($.50 per share)
Issuance of stock for promotion and        1,250,000    1,250     623,750         (1,250)            -       623,750
facilitation service ($.50 per share)
Issuance of stock options                          -        -     112,500              -             -       112,500
Forgiveness of interest on                         -        -      11,561              -             -        11,561
shareholders loan
Net loss                                           -        -           -              -    (3,033,814)   (3,033,814)
                                          ----------  -------  ----------  --------------  ------------  ------------

BALANCE, December 31, 1998                15,327,500   15,327   4,491,234         (1,250)   (4,883,142)     (377,831)
                                          ==========  =======  ==========  ==============  =============  ===========

                See accompanying summary of accounting policies and notes to financial statements.

                                                      CBCOM, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                      (SEE NOTE 7)
                                                                         Additional
                                                             Paid-In        Stock      Accumulated
                                         Shares    Amount    Capital     Subscription     Deficit        Total
                                       ==========  =======  ==========  ==============  ===========  =============

BALANCE, December 31, 1998             15,327,500   15,327   4,491,234         (1,250)  (4,883,142)    (377,831)

Issuance of warrants for cash                   -        -     135,000              -            -      135,000
Deemed interest for Polmont                     -        -     220,000              -            -      220,000

Issuance of stock for cash ($.45 per      100,000      100      44,900              -            -       45,000
    share)
Issuance of stock for cash ($.90 per       10,000       10       8,990              -            -        9,000
    share)
Issuance of stock for cash ($.90 per       35,000       35      31,465              -            -       31,500
    share)
Issuance of stock for cash ($.45 per       40,000       40      17,960              -            -       18,000
    share)
Issuance of stock for cash ($.90 per       23,000       23      20,677              -            -       20,700
    share)
Issuance of stock for cash ($.45 per       30,000       30      13,470              -            -       13,500
    share)
Issuance of stock for cash ($.90 per       20,000       20      17,980              -            -       18,000
    share)
Issuance of stock for cash ($.45 per       30,000       30      13,470              -            -       13,500
    share)
Issuance of stock options                       -        -      18,750              -            -       18,750
Issuance of stock for merger with         250,000      250     249,750                                  250,000
    Abbacy ($1.00 per share)
Regulation D, Rule 506 issuance            50,000       50      49,950            (50)                   49,950
    ($1.00 per share)
Conversion of  shareholder's loan         140,000      140      69,860                                   70,000
    ($.50 per share)
Conversion of  shareholder's loan       1,156,740    1,157     577,213                                  578,370
    ($.50 per share)
Forgiveness of interest on                      -        -      41,275              -            -       41,275
    shareholder's loan
Net loss                                        -        -           -              -   (2,268,235)  (2,268,235)
                                       ----------  -------  ----------  --------------  -----------  ------------

BALANCE, December 31, 1999             17,212,240  $17,212  $6,021,944  $      (1,300)  $(7,151,377) $(1,113,521)
                                       ==========  =======  ==========  ==============  ===========  =============

             See accompanying summary of accounting policies and notes to financial statements.

                                            CBCOM, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                      From Inception
                                                                                     (April 23, 1997) to
                                                            -------------------------
                                                              Year Ended December 31,    December 31,
                                                                1998          1999          1999
                                                            ------------  ------------  ------------
Cash flows from operating
  activities:
 Net loss                                                   $(3,033,814)   $(2,268,235)   $(7,151,377)
 Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                 18,612        18,885        43,052
   Write-off assets in Beijing                                        -             -       187,500
   Write-off of pager inventory                                       -       136,620       136,620
   Issuance of stock for signing                                436,625             -
     bonus                                                      436,625
 Forgiveness of interest on shareholder's loan                   11,561        41,275        52,836
Compensation cost related to options granted                    112,500        18,750       131,250
 Issuance of stock for promotion and facilitation service       623,750             -       623,750
   Issuance of stock for payroll
     expense                                                    560,000         560,000           -
   Issuance of stock for merger
transaction expenses                                            250,000             -       250,000
    Increase(decrease) in cash from changes in:
   Receivables                                                   (8,655)        8,655             -
   Pager inventory                                              (77,226)            -      (136,620)
   Deposits                                                           -        (5,376)      (19,897)
   Prepaids                                                      56,964       112,729       164,812
   Accounts payable                                             119,372       213,640       331,412
   Salaries payable - former                                    289,583       (25,934)      363,649
     CEO
   Salaries payable - other                                    (550,625)      531,250       557,250
   Accrued liabilities and
     income tax payable                                          14,076       106,388       132,322
                                                            ------------  ------------  ------------
Net cash used in operating
  activities                                                 (1,427,277)     (861,353)   (3,336,816)
                                                            ------------  ------------  ------------
Cash flows from investing
  activities:
 Purchase of furniture and                                       (3,528)            -       (64,336)
   equipment
 Refund of purchase price on
   a piece of furniture                                               -           500           500
                                                            ------------  ------------  ------------

Net cash provided by (used in)
  investing activities                                           (3,528)          500       (63,836)
                                                            ------------  ------------  ------------

                                            CBCOM, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     From Inception
                                                                                     (April 23, 1997) to
                                                              Year Ended December 31,    December 31,
                                                            -------------------------
                                                                1998          1999          1999
                                                            ------------  ------------  ------------
Cash flows from financing
  activities:
 Repayment of capital lease                                           -           (71)          (71)
 Proceeds from shareholder
   loans                                                      1,398,941       149,000     2,646,619
 Repayments to shareholders                                    (130,437)       (7,566)     (226,261)
 Proceeds from related party
   loans                                                              -       157,184       157,184
 Proceeds from issuance of
   stock                                                            875       354,150       855,025
                                                            ------------  ------------  ------------
Net cash provided by financing
  activities                                                  1,269,379       652,697     3.432,496
                                                            ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents                                             (161,426)     (208,156)       31,844

Cash and cash equivalents,
  beginning of period                                                 -       401,426       240,000
                                                            ------------  ------------  ------------
Cash and cash equivalents, end
  of period                                                 $    31,844   $   240,000   $    31,844
                                                            ============  ============  ============

SUPPLEMENTARY INFORMATION:
Cash paid during the year:
 Interest                                                   $     3,179   $     2,048   $     5,563
                                                            ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF
  NON - CASH ACTIVITIES:
 Issuance of stock to purchase
   selected assets in CBCom
   Beijing                                                            -             -       187,500
 Capital lease                                                        -             -        32,504
 Issuance of stock for signing
   bonus                                                        436,625             -       436,625
 Issuance of stock for prepaid                                  312,500             -       312,500
   rents in Beijing
 Conversion of shareholder's                                  1,760,000       648,370     2,408,370
   loan
 Issuance of stock for directors'                               560,000             -       560,000
   compensation
 Issuance of stock for promotion                                623,750             -       623,750
   and facilitation service
 Issuance of stock for merger transaction expenses                    -       250,000       250,000
 Deemed interest for Polmont                                          -       220,000       220,000
 Forgiveness of interest accrued                            $    11,561   $    34,876   $    46,437
                                                            ============  ============  ============

      See accompanying summary of accounting policies and notes to financial  statements.


                                   CBCOM, INC.
                           (a development stage company)
                           NOTES TO FINANCIAL STATEMENTS
NOTE  1-BASIS  OF  PRESENTATION

BACKGROUND  OF  ORGANIZATION  AND  GOING  CONCERN  UNCERTAINTY

CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, internet, and information service businesses in China. The Company was previously involved in the pager network business in China through transferring Western manufacturing technology and management resources to joint ventures established in China, however, these ventures were unsuccessful. The Company has incurred consecutive losses since inception.

The Company's headquarters is located in Encino, California. From August 1997 to the present, the Company has maintained a representative office in Beijing for the purpose of oversight of its China projects. From January 1998 to March 1999, the Company had a representative office in Shanghai for the purpose of developing its business relationship with Shanghai Stock Exchange Communication Co. Ltd. ("SSEC").

On January 31, 1999, the Company entered into a Memorandum of Understanding with SSEC and Shanghai Xingtong Telecommunication Science and Technology Co. Ltd. ("SXTST) to develop a financial data network in China through setting up an equity joint venture invested by these three parties. The main strategy is to make full usage of the existing capacity of VSAT satellite communication infrastructure owned by Shanghai Stock Exchange throughout China. The total capital required in that joint venture is currently estimated to be US$3,000,000. The Company will contribute 70% of that amount; SSEC, 20%; and SXTST, 10%. The joint venture has not yet been established as of March 10, 2000.

The Company has suffered losses since its inception in 1997 and had negative working capital in 1998 and 1999, respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the aforementioned Shanghai joint venture project on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

BASIS  OF  ACCOUNTING

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and are presented in U.S. dollars.

CASH  AND  CASH  EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
                                       F-9

                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  1-BASIS  OF  PRESENTATION  (CONTINUED)

INVENTORY

Inventory consists principally of pager parts and is stated at the lower of cost or market on a first-in first-out basis.

FURNITURE,  FIXTURES  AND  EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed primarily using the estimated useful lives of the assets as follows:

                                                  Estimated
                                                 Useful Life
                                                  (in years)
                                                 ------------
Furniture and fixtures                                  7
Equipment                                               5

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterment to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amount of cash, accounts payable, accrued expenses, and short-term loan payable are reasonable estimates of their fair value because of the short maturity of these items. The fair value of the long-term loan payable is estimated using a discounted cash flow analysis utilizing the market rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

INCOME  TAXES

The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets. Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements which will result in taxable or deductible amounts in future years. Further, the effects of enacted tax laws or rate changes are included as part of deferred tax expenses or benefits in the period that covers the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  1-BASIS  OF  PRESENTATION  (CONTINUED)

ADOPTION  OF  SFAS  NO.  121

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS No. 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets being developed, based on fair value, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Examples of indicators of impairment include a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change in legal or business factors that could affect the value of an asset.

Management assessed the fair value of assets of $623,750 related to cost incurred for obtaining the license and contract with Shanghai Stock Exchange (see Note 4 for detail). As the chance of obtaining the license is uncertain, the fees paid for promotional services were expensed during 1998. In addition, management assessed the fair value of pager inventory as of December 31, 1999 and found that these pager inventories did not have any future economic benefits because development work has been completed and there are no current sales, therefore, decided to write the value of $136,620 off during 1999.

STOCK  BASED  COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

EARNINGS  (LOSS)  PER  SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The 1,500,000 options and 1,250,000 options in 1998 and 1999 were not included in calculating weighted average outstanding shares as they have an anti-dilutive impact on loss per share.


                                   CBCOM, INC.
                           (a development stage company)
                           NOTES TO FINANCIAL STATEMENTS

NOTE  1-BASIS  OF  PRESENTATION  (CONTINUED)

NEW  ACCOUNTING  STANDARD  NOT  ADOPTED  YET

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

NOTE  2-FURNITURE,  FIXTURES  AND  EQUIPMENT

Furniture, fixtures and equipment consists of:
                                                       December 31,
                                                     1998         1999
                                                -------------  -------------
Furniture and fixtures                           $      7,716   $  7,216
Equipment                                              89,124     89,124
                                                -------------  -------------

                                                       96,840     96,340

Accumulated depreciation                              (24,167)   (43,052)
                                                -------------  -------------

Net                                              $     72,673   $ 53,288
                                                =============  =============

Depreciation expenses were $18,612 and $18,885 for the years ended December 31, 1998, and 1999.

Included in equipment are the following assets held under capital leases:
                                                       December 31,
                                                     1998         1999
                                                -------------  -------------
Equipment                                        $     32,504    $ 32,504

Accumulated depreciation                               (9,753)    (16,254)

Net                                              $     22,751    $ 16,250
                                                =============  =============
                                       F-12

                                   CBCOM, INC.
                           (a development stage company)
                           NOTES TO FINANCIAL STATEMENTS
NOTE  3-INCOME  TAXES
The provision for income taxes consists of:       Year Ended December 31,
                                                ----------------------------
                                                     1998         1999
                                                -------------  -------------
Income tax provision (state)                      $    800     $    800
                                                -------------  -------------
                                                  $    800     $    800
                                                =============  =============

The components of the net deferred tax asset and liability are as follows:

                                                        December 31,
                                                ----------------------------
                                                     1998         1999
                                                -------------  -------------
Deferred tax assets:
 Net operating loss carryforwards                $  1,729,890   $  2,591,504
 Salary and bonus accrual                             179,333        330,653
 Capital loss carryforward                              7,198          7,198
                                                -------------  -------------

 Subtotal                                           1,916,421      2,929,355
 Valuation allowance                               (1,916,421)   $(2,929,355)
                                                -------------  -------------
 Net                                             $         -     $        -
                                                =============  =============
Management is unable to determine whether the realization of the net deferred tax asset is more likely than not to realize, therefore, a 100% valuation allowance has been established.

The Company had accumulated net operating losses of approximately $4,341,000, and $6,049,000 as of December 31, 1998 and 1999, respectively, for Federal and California state income tax purposes to offset future taxable income, if any, and expire at various dates through the year 2014 for federal income tax purposes and through the year 2004 for California state income tax purposes.
However, the utilization of net operating losses may be subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code. The Company has a capital loss carryforward of $17,994 which will expire in 2003.

NOTE  4-JOINT  VENTURE  PROJECTS

In October, 1997, CBCom, Inc. and Beijing Great Wall Century Communications Technology Company, Ltd., an established paging company in China, signed a twenty year joint venture contract to establish a Sino-U.S. equity joint venture company called GCC CBCom (Tianjin) Communications Company, Ltd. to build a nationwide paging network. CBCom, Inc. advanced $107,500 to the joint venture for organization costs and start-up costs. The joint venture has not commenced the nationwide paging network as of December 31, 1998 and the business license for GCC CBCom (Tianjin) has expired and has not been renewed. The Company has expensed $107,500 during 1998 and will decide at a later stage whether to reactivate GCC CBCom (Tianjin).


                                   CBCOM, INC.
                           (a development stage company)
                           NOTES TO FINANCIAL STATEMENTS

NOTE  4-JOINT  VENTURE  PROJECTS

The Company signed a Memorandum of Understanding with Shanghai Stock Exchange Communication Co., a subsidiary of the Shanghai Stock Exchange on January 31, 1999. The purpose of the Memorandum of Understanding is to establish a Sino-U.S. equity joint venture company, in which CBCom, Inc. will hold 70% of the equity. The joint venture company will distribute real time stock and financial data in China using the satellite communications system owned by Shanghai Stock Exchange Communication Co. At a later time, the joint venture plans to create an Internet Service Provider (ISP) in China. The Company has incurred $250,000 in start-up expense which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed.

PAGER  INVENTORY

Pager inventory represent parts purchased to be used to manufacture the Microtron 2000 pager. The parts are already in the hands of the Company's contract manufacturer, Samjin, Ltd., a third party. As pagers are manufactured and sold, the cost of the parts already advanced will be charged to the cost of goods sold and will reduce the amount of cash necessary to pay for the manufactured pagers. Based on a review of the expected usage in the future, the Company wrote the $136,620 balance off during 1999.

LICENSES/CONTRACTS

In 1998, the Company issued 1,250,000 shares of common stock valued at $0.50 per share to Sinoway Limited for its services to obtain an exclusive license to use SSEC's VSAT satellite system and other telecommunication infrastructures and the name and logo, etc., of SSEC. Accordingly, the Company recognized a notional stock subscription receivable of $1,250 and promotion service for License and Contract of $623,750 in 1998. As the chance of obtaining the license is uncertain, the fees paid for promotional services were expensed during 1998.

NOTE  5-RELATED  PARTY  TRANSACTIONS

The Company's operations have been financed by capital injection from shareholders and loans from shareholders. On April 23, 1997, the first individual investor injected cash of $400,000 in exchange for 2,000,000 shares of common stock. Another investor promised to inject cash of $1,600,000. Both investors agreed that the $1,600,000 should be injected on an as-needed basis from June 15, 1997 forward and that the advance will be recorded as a loan from shareholder first and will be converted into common stock at a conversion price



                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

of $0.20 per share when the total amount reaches $1,600,000. If the other investor does not inject cash up to $1,600,000 by June 30, 1998, he would have had to accept the current private placement price when he converts his loan. The funds advanced by the other investor did not bear interest and had no stated maturity. On April 24, 1998, the other investor converted the outstanding loan of $1,600,000 into 8,000,000 shares of common stock. Thereafter, the other investor became the principal shareholder of the Company. After the conversion, the balance of loan payable to this shareholder was $43,956.

On the same date, the principal shareholder and the Company entered into a promissory note (the Note), which specified that the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 24, 2000 bearing an interest rate of 7% per annum. According to the Note, the lender has the option to convert his outstanding loan balance into the Company's common stock at a conversion price of $0.50 per share at any time prior to the maturity date. The Note also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. As of December 31, 1998 and 1999, the principal shareholder waived his accrued interest receivable of $11,561 and $41,275, respectively.










                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS


NOTE  5-RELATED  PARTY  TRANSACTIONS  (CONTINUED)

From early October 1998 to early December of 1998, the principal shareholder converted $160,000 of shareholder loan into 320,000 shares of common stock in four tranches.

In November 1999, the principal shareholder converted $70,000 of shareholder loan into 140,000 shares of common stock at $0.50 per share.

On December 30, 1999, the Company issued 1,156,740 shares of common stock to convert the shareholder loan of $578,370 into equity at $0.50 per share in accordance with the terms specified in the Note.

Two other shareholders also advanced money to the Company in 1999. However, these advances did not bear interest and did not have a definite maturity date.

The Company also has loans from Polmont Ltd., an investment holding company registered in the British Virgin Islands, which is beneficially owned by the sister of the principal shareholder. The Company entered into an agreement with Polmont on March 27, 1999 whereby the Company shall repay the loan balance on a dollar-to-dollar basis to Polmont on or before March 26, 2002 for all amounts paid to a former CEO for compensation from the sale of security by an escrow agent, plus simple interest at 10% per annum on each amount advanced. Also, that agreement specified that the Company allows Polmont to convert the outstanding obligation, in whole or part, into common stock at a conversion price of $0.50 per share. Upon conversion, interest earned by Polmont on the amount(s) converted shall be waived by Polmont. In addition, the Company designated Polmont to purchase 500,000 shares of common stock owned by the former CEO at $30,000 in total after the repayment process is complete. See
Note 6 for details. Due to the nature of this off-balance sheet financing, the Company recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and amortized the prepaid interest over the period of three years.

The  balance  of  loans  payable  to  related  parties  is  as  follows:



                                           Loans from      Loans from          %
                                            Principal        Other         Loans from
                                           Shareholder    Shareholders    Polmont Ltd.
                                          ------------  ---------------  --------------
Balance at December 31, 1997                 1,010,420               -                -

New borrowings                               1,398,941               -                -
Repayments including conversion to stock    (1,890,437)              -                -
                                          ------------  ---------------  --------------

Balance at December 31, 1998                   518,924               -                -

New borrowings                                 136,900          12,100          157,184
Repayments including conversion to stock      (655,824)           (112)               -
                                          ------------  ---------------  --------------

Balance at December 31, 1999              $          -   $      11,988   $      157,184
                                          =============  ==============  ==============


                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  5-RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The minimum future cash payments for the above loans as of December 31, 1999 are as follows:

Maturity at December 31,    Amount
                           --------

 2000                      $ 11,988
 2001                             -
 2002                       157,184
                           --------

 Total principal payments  $169,172
                           ========

NOTE  6-COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASES

The Company leases its facilities in the U.S. under a non-cancelable operating lease which expires August 31, 2002. The Company also leases equipment under a non-cancelable capital lease which expires June 2000. Future minimum annual lease payments as of December 31, 1999 are as follows:

Year ending December 31,   Capital Leases        Operating Leases
                          ------------------  -------------------
       2000                    $  36,693           $ 172,454
       2001                            -             172,454
       2002                            -             114,970
   Less:  interest                (4,260)                 -
                          ------------------  -------------------

   Total lease payments        $  32,433           $ 459,878
                          ==================  ===================


The Company sublet a portion of the its facility and offset rent expense in 1998 and 1999. The net rental expense is presented as follows:

                                                        Year ended December 31,
                                                        ----------------------
                                                           1998       1999
                                                         ---------  ---------
Gross rental expense (including rent in Beijing, China)  $224,537   $241,927

Sublet rental income                                      (67,230)   (92,302)
                                                         ---------  ---------
Net rental expense                                       $157,307   $149,625
                                                         =========  =========

The Company leases its facilities in Beijing under a five year non-cancelable operating lease which expires February 28, 2003. The Company issued 625,000 shares of common stock in exchange for $312,500 of rent. The Company amortizes the prepaid rent at the rate of $5,208 per month. The balance of prepaid rent is $197,917 at December 31, 1999.


                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  6-COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

On August 30, 1999, a law suit was filed in the Superior Court of the State of California against the Company and its officers by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCcom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU is alleging that the Company failed to consummate the merger by failure to use its best efforts to effect it, failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu, terminated the agreement improperly and breached a covenant of good faith. Com Vu is requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs. The management is unable to estimate the pending result.

EMPLOYMENT  AGREEMENTS

The Company had a five-year employment agreement starting from May 17, 1997 with the former CEO who left the Company in January 1999. He filed a lawsuit against the Company for the unpaid compensation of $520,833 through May 17, 1999 plus $30,000 for repurchasing the shares currently owned by him and the relevant compensation remaining on his employment agreement. In accordance with the employment agreement, the former CEO's annual base salary and bonus were guaranteed up to May 15, 1999 by 800,000 shares of a publicly traded company's common stock in an escrow account, which were owned by Polmont Investment Limited.

On January 21, 1999, the Company entered into a settlement agreement with the former CEO as follows: (1) the delayed compensation of $520,833 would be paid by the proceeds from the sale of the asset held in the escrow account; and (2) both parties agreed to submit any remaining compensation claims to binding arbitration. To the extent that the former CEO wins an award in excess of $550,833, he will be authorized to sell remaining shares in the escrow account to the extent of 3,500 shares per day; and (3) the former CEO agreed to look solely to the escrowed shares for his satisfaction of his claim in this lawsuit, waive any claim for damages in excess of their value, and generally release all parties to this lawsuit, such release being subject to the performance of the obligations of the related defendants. As of December 31, 1999, the escrow has sold 130,000 shares for proceeds of $157,184, accordingly the amount due to the former CEO was reduced to $363,649.

Based upon the above settlement agreement, the Company understands that the total obligation to Polmont will depend on the market value of these shares remaining in the escrow account (See Note 5 for reference). As of December 31, 1999, there were 670,000 shares remaining in the escrow account with a market price of $1.8125. According to the agreement between the Company and Polmont, the Company will recognize the corresponding loan payable to Polmont as shares are sold and the proceeds are used to settle its obligation to the former CEO.

NOTE  7-EQUITY  TRANSACTIONS

On January 1, 1998 the Company issued 500,000, 250,000, and 125,000 (a total of 875,000) shares of common stock to its CEO, CFO, and chief engineer, respectively, at $.001 per share as signing bonus for their services from inception to September 30, 1999 with the Company. The Company received proceeds of $875 and recognized compensation cost of $436,625, based on a fair value of $.50 per share.


                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  7-EQUITY  TRANSACTIONS  (CONTINUED)

On March 1, 1998, the Company issued 625,000 shares of common stock at $0.50 per share in exchange for the future rent in its Beijing representative office for the next five years. The prepaid rental of $312,500 will be amortized over the next five years.

On April 24, 1998, the Company issued 8,000,000 shares of common stock at $0.20 per share to convert a shareholder loan of $1,600,000. This conversion price was specified on August 31, 1997 between the original founders and the Company. The shareholder loan was made to the Company from time to time on an as-needed basis from June 15, 1997 to April 24, 1999 and was not converted into common stock until the shareholder loan totaled $1,600,000.

From early October to early December 1998, the principal shareholder converted $160,000 of shareholder loan into 320,000 shares of common stock at $0.50 per share in four tranches.

On December 31, 1998, the Company issued 400,000, 400,000, and 320,000 (a total of 1,120,000) shares of common stock at $0.50 per share to three directors as their employment compensation of $200,000, $200,000, and $160,000, respectively, for four months in 1997 (recognized in 1997) and the year of 1998 in accordance with their respective employment agreement.

On December 31, 1998, the Company issued 1,250,000 shares of common stock at $0.001 per share in exchange for the promotion and facilitation services provided by Sinoway Limited (Sinoway) registered in the British Virgin Islands with a corporate office in Hong Kong, which is an affiliate company of Shanghai Stock Exchange Communication Co. Ltd. Sinoway promised to obtain exclusive licenses to use VSAT satellite systems owned by SSE and the logo and name of SSE. Sinoway agreed to pay $0.001 per share for these 1,250,000 shares of common stock. Accordingly, the Company recognized a notional stock subscription of $1,250 and a promotion expense for the License/Contract of $623,750. If these licenses were obtained, the cost would be amortized over the life of joint venture with SSEC and SXTST. However, the effectiveness of this issuance depends on the success of setting up the equity joint venture among the Company, SSEC, and SXTST and obtaining the exclusive licenses. On June 30, 2000, if the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of stock could be canceled. As of March 10, 2000, the license has not been obtained.

1999

On February 1, 1999, the Company conducted a private placement to issue 600,000 warrants at $0.25 per warrant in four tranches to an existing shareholder and received total proceeds of $135,000, net of a finders fee of $15,000. Each warrant carries an exercise price of $0.25 per share and allows each holder of warrant to exercise any time on or before January 31, 2004. Accordingly, the Company reserved 600,000 shares of common stock for these warrants.

On March 27, 1999, the Company recognized deferred interest of $220,000 as a result that Polmont Ltd. was designated to purchase 500,000 shares of the Company's stock from the former CEO as part of a settlement for a total of $30,000 whereas the fair value of stock was at $0.50 per share at that date. Therefore, the Company recognized $220,000 of prepaid interest and will amortize this $220,000 over the period of three years. See Note 5 for more information.


                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  7-EQUITY  TRANSACTIONS  (CONTINUED)

On May 10, 1999, the Company conducted a private placement to issue 100,000 shares of common stock at $0.50 per share to an accredited investor and received total proceeds of 45,000, net of a finders fee of $5,000.

From May 14 to June 4, 1999 the Company conducted a private placement to issue 45,000 shares of common stock at $1.00 per share in three tranches to an individual investor and one corporate investor and received total proceeds of $40,500, net of a finders fee of $4,500.

On June 22, 1999, the Company issued 40,000 shares of common stock at $0.50 per share to an existing shareholder. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000. The amount recorded by the Company includes deducting $0.50 per share for her service as a part of fund raising cost.

In August 1999, the Company conducted a private placement to issue 23,000 shares of common stock at $1.00 per share in three tranches to two individual investors and received total proceeds of $20,700, net of a finders fee of $2,300.

On August 25, 1999, the Company issued 30,000 shares of common stock at $0.50 per to an existing shareholder. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The amount recorded by the Company includes deducting $0.50 per share for her service as a part of fund raising cost.

On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 shareholders through an off-shore investment company in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board. On December 22, 1999, the Company completed the offering, issued 50,000 shares of common stock, and recognized a merger transaction expense of $49,950. The $50 cash was received subsequent to December 31, 1999.

On September 15, 1999, the Company conducted a private placement to issue 20,000 shares of common stock at $1.00 per share to two individual investors. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000.

On September 24, 1999, the Company issued 30,000 shares of common stock at $0.50 per share to an existing shareholder to reward her effort to introduce new potential investors to the Company. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The amount recorded by the Company includes deducting $0.50 per share for her service as a part of fund raising cost.

On September 24, 1999, the Company entered into a merger agreement with Abbacy Corporation (a public shell company), to acquire 100% of its equity. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger.


                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  7-EQUITY  TRANSACTIONS  (CONTINUED)

On November 1, 1999, the principal shareholder converted $70,000 of shareholder loan into 140,000 shares of common stock at $0.50 per share.

On December 22, 1999 the Company issued 250,000 shares of common stock valued at $1.00 per share to the sole shareholder of Abbacy in exchange for 100% of its equity interest. Accordingly, the Company recognized $250,000 of merger expense. In addition, the Company incurred approximately $100,000 legal expense related to this merger transaction. Abbacy would be dissolved subsequent to December 31, 1999.

On December 30, 1999, the Company issued 1,156,740 shares of common stock to convert the shareholder loan of $578,370 into equity at $0.50 per share in accordance with the terms specified in the Note. See Note 5 for reference.

NOTE  8  -  STOCK  OPTIONS

The Company adopted a stock option plan (the Plan), which includes non-qualified stock options and incentive stock options for its employees officers and directors.

The stock option plan authorizes the granting of options to purchase up to an aggregate maximum of 2,500,000 shares of common stockUnder the incentive stock option plan, the exercise price shall not be less than 100% of the fair market value of common stock on the date of grant. If an incentive option is granted to an employee who at the time of grant owns more than 10% of the total combined voting power of all classes of capital stock of the Company, the option exercise price shall be at least 110% of the fair market value of common stock on the date of grant.

Under the non-qualified stock option plan, the exercise price shall not be less than 85% of the fair market value of common stock on the date of grant. Each option under the plan shall become exercisable over a period not to exceed ten years.

During the year ended December 31, 1998, the Company issued 1,500,000 non-qualified stock options at an exercise price of $0.425. These options become exercisable over a period of one year and can be exercised for a period of five to ten years. The 1,500,000 non-qualified stock options included 500,000 options issued to the former CEO which were cancelled in January, 1999. During the year ended December 31, 1999, the Company issued 250,000 non-qualified stock options at an exercise price of $0.425, which was 85% of the market price at grant date. These options become exercisable over a period of two years and can be exercised for a period of ten years.

The Company applies APB Opinion No. 25 in accounting for its Plan. During the years ended December 31, 1998 and 1999, the options granted under the non-qualified plan were at an exercise price below the fair market value. In accordance with APB Opinion No. 25, the Company has recorded compensation expense of $112,500 and $18,750, respectively.

                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  8  -  STOCK  OPTIONS  (CONTINUED)

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                Year ending December 31,
                ------------------------
                    1998       1999
                  --------    ------
Net loss:
   As reported   $ (3,033,814) $ (2,268,235)
   Pro forma     $ (3,273,937) $ (2,568,971)

Loss per share:
   As reported   $ (0.30)      $ (0.15)
   Pro forma     $ (0.33)      $ (0.17)

A  summary  of  changes  in  stock  options during each year is presented below:

                                                                              December 31,
                                                                --------------------------------------
                                                                     1998                 1999
                                                                ------------------  ------------------
                                                                          Weighted            Weighted
                                                                           Average             Average
                                                                          Exercise            Exercise
                                                                 Shares     Price     Shares    Price
                                                                ----------  ------  ----------  ------
Options outstanding at beginning of year                                -  $     -  1,500,000   $ 0.43

Options   granted                                                1,500,000    0.43    250,000     0.43

Options cancelled                                                        -       -   (500,000)       -

Options exercised                                                        -       -          -     0.43
                                                                ----------  ------  ----------  ------

Options at end of year                                           1,500,000  $ 0.43  1,250,000   $ 0.43
                                                                ==========  ======  ==========  ======

Options and warrants exercisable at end of  year                   750,000    0.43  1,125,000     0.43
                                                                ==========  ======  ==========  ======

Weighted-average fair value of options granted during the year              $ 0.39              $ 0.41
                                                                            ======              ======


                                   CBCOM, INC.
                           (a development stage company)

                           NOTES TO FINANCIAL STATEMENTS

NOTE  8  -  STOCK  OPTIONS  (CONTINUED)

The following table summarizes information about the stock options outstanding at December 31, 1999.

                          Options Outstanding       Options Exercisable
                 --------------------------------  --------------------
                               Weighted
                                Average    Weighted             Weighted
                               Remaining   Average              Average
                    Number    Contractual  Exercise  Number     Exercise
Exercise Price   Outstanding  Life (Years)  Price   Exercisable  Price
                 -----------  ------------  ------  -----------  ------
[S]              [C]          [C]           [C]     [C]          [C]
$0.43              1,250,000          7.92   $ 0.43    1,125,000  $ 0.43
                 ===========  ============  ======  ===========  ======


The fair value of the stock options granted during 1998 and 1999 was $588,916 and $102,616, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were as follows:

                                  Year ended December 31,
                                  -----------------------
                                     1998         1999
                                 ------------  -----------
Discount rate - bond yield rate  4.51 - 4.82%        4.67%

Volatility                                72%          72%

Expected life                     5-10 years   5-10 years

Expected dividend yield                    -            -
                                 ============  ===========


                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 12th day of April, 2000.

                             CBCOM, INC.


                             By  /s/ Chian Yi Sun
                                ----------------------------
                                     Chian Yi Sun
                                     Chairman of the Board

Date:  April 12, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board                April 12, 2000
----------------------      (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director     April 12, 2000
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                             April 12, 2000
----------------------
    Gordon X. Gao