Form 10QSB
period 2000-03-31
CBCOM INC
filed 2000-05-15
CIK 1088795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March 31,  2000

     [ ]  TRANSITIONAL  REPORT  UNDER  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF 1934 (No Fee Required)

                          Commission File No.  0-26405


                                  CBCOM, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                                   95-4635025
       -----------------------------------     ------------------------
       (State  or  other  jurisdiction  of        (I.R.S  Employer
        incorporation  of  organization)         Identification  No.)

     16830 Ventura Blvd., Suite 211, Encino, California  91436
  -----------------------------------------------------------------------------
                      Address of principal executive office


                                 (818)461-0800
                       ----------------------------------
                            Issuer's telephone number

Check  whether  the  issuer  has (1) filed all reports required by Section 12 or
15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of March 31, 2000, 17,212,240 shares of Common Stock were outstanding.

PART I  -  FINANCIAL  INFORMATION
Item 1.  Financial Statements
                                   CBCOM, INC.
                          (a development stage company)
                                 BALANCE SHEETS

                                              December           March
                                              31, 1999          31, 2000
                                             --------------   -------------
Assets                                                          (Unaudited)
Current assets:
 Cash                                        $       31,844   $       10,150
 Prepaid expenses                                     4,771           24,771
                                             --------------    -------------
Total current assets                                 36,615           34,921
                                             --------------    -------------
Property, plant and equipment, net                   53,288           48,567

Other assets:
 Deposit                                             19,897           29,722
 Prepaid interest                                   165,000          146,667
 Prepaid rent in Beijing representation office      197,917          182,292
                                             --------------    -------------
Total other assets                                  382,814          358,681
                                             --------------    -------------
Total assets                                $       472,717   $      442,169
                                             ==============    =============
Liabilities and Shareholders' Deficit
Current liabilities:
 Accounts payable                           $       331,412   $      301,924
 Salaries payable - Former CEO                      363,649          134,021
 Salaries payable - other                           557,250          631,701
 Accrued expenses                                   129,922          155,226
 Income tax payable                                   2,400            2,400
 Capital lease obligation - current                  32,433           32,433
 Loan payable - shareholders                         11,988          195,088
                                             --------------    -------------
Total current liabilities                         1,429,054        1,452,793

Loan from related party                             157,184          386,811
                                             --------------    -------------
Total liabilities                                 1,586,238        1,839,604

Shareholders' Deficit
 Common stock; par value $0.001 per share,
  100,000,000 shares authorized and                  17,212           17,212
  17,212,240 shares issued and outstanding
 Additional paid-in capital                       6,021,944        6,021,944
 Subscription receivable                             (1,300 )         (1,250 )
 Accumulated deficit                             (7,151,377 )     (7,435,341 )
                                             --------------    -------------
Total shareholders' deficit                      (1,113,521 )     (1,397,435 )
                                             --------------    -------------
Total liabilities and shareholders' deficit $       472,717   $      442,169
                                             ==============    =============
                 See accompanying notes to financial statements.
                                      F-1

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                      From
                                                                    Inception
                                                                    (April 23,
                                                                     1997) to
                                   Three Months Ended March 31,      March 31,
                                   ----------------------------
                                      1999              2000           2000
                                    -----------     -----------    -----------
                                    (Unaudited)     (Unaudited)    (Unaudited)

Net sales                           $        -     $        -      $         -

Cost of sales                                -              -                -
                                   -----------     ----------      -----------
Gross profit                                 -              -                -

Selling expense                              -              -                -

General and administrative expense     363,282        265,631        6,886,234

Merger transaction expense                   -              -          399,950
                                   -----------     ----------      -----------
Loss from operations                  (363,282 )     (265,631 )     (7,286,184 )

Other income (expense):
   Interest expense, net                     -        (18,333 )       (141,202 )
   Other, net                                -              -           (5,555 )
                                   -----------     ----------      -----------
Loss before income taxes              (363,282 )     (283,964 )     (7,432,941 )

Income tax provision                         -              -            2,400
                                   -----------     ----------      -----------
Net loss                           $  (363,282 )   $ (283,964 )    $(7,435,341 )
                                   ===========     ==========      ===========
Weighted average number of common
    shares outstanding              15,327,500     17,212,240
                                   ===========     ==========
Basic and diluted loss per share   $     (0.02 )   $    (0.02 )
                                   ===========     ==========




                See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                     From
                                                                   Inception
                                                                  (April 23,
                                                                   1997) to
                              Three Months Ended March 31,         March 31,
                              ------------------------------
                               1999               2000               2000
                              -----------     -----------         -----------
                              (Unaudited)     (Unaudited)         (Unaudited)

Cash flows from operating
  activities:
  Net loss                   $  (363,282 )    $ (283,964 )      $   (7,435,341 )

  Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities:
  Depreciation and amortization   19,776          20,346                63,398
  Write-off assets in Beijing          -               -               187,500
  Write-off of pager inventory    31,779               -               136,620
  Issuance of stock for
    signing bonus                      -               -               436,625
  Forgiveness of interest on
    shareholder's loan                 -               -                52,836
  Compensation cost related
    to options granted                 -               -               131,250
  Issuance of stock for promotion
    and facilitation service           -               -               623,750
  Issuance of stock for payroll
    expense                            -               -               560,000
  Issuance of stock for
    merger transaction
    expenses                           -               -               250,000
  Increase(decrease) in
    cash from changes in:
  Receivables                     (12,982 )            -                     -
  Pager inventory                 (11,800 )            -              (136,620 )
  Deposits                              -         (9,825 )             (29,722 )
  Prepaids                              -         (1,667 )            (163,145 )
  Accounts payable                 21,766        (29,488 )             301,924
  Salaries payable -
    former CEO                          -       (229,627 )             134,021
  Salaries payable - other        126,850         74,450               631,701
  Accrued liabilities and           8,410         25,304               157,626
    income tax payable
                                ---------     ----------           -----------
Net cash used in operating       (179,483 )     (434,671 )          (3,771,287 )
    activities                  ---------     ----------           -----------

                                       F-3

                                                                     From
                                                                   Inception
                                                                  (April 23,
                                                                   1997) to
                              Three Months Ended March 31,         March 31,
                              ------------------------------
                               1999               2000               2000
                              -----------     -----------         -----------
                              (Unaudited)     (Unaudited)         (Unaudited)

Cash flows from investing
    activities:
  Purchase of furniture and
     equipment                          -              -               (64,336 )
  Refund of purchase price on
     a piece of furniture               -              -                   500
                                ---------     ----------           -----------
Net cash provided by
investing activities                    -              -               (63,836 )
                                ---------     ----------           -----------
Cash flows from financing
     activities:
  Repayment of capital lease            -              -                   (71 )
  Proceeds from shareholder
     loans                              -        183,100             2,829,719
  Repayments to
     shareholders                       -              -              (226,261 )
  Proceeds from related
     party Loans                        -        229,627               386,811
  Proceeds from issuance of
     Stock and warrants           150,000             50               855,075
                                ---------     ----------            ----------
  Net cash provided by
    financing activities          150,000        412,777             3,845,273
                                ---------     ----------            ----------
Net increase (decrease) in
   cash and cash equivalents     (179,483 )      (21,694 )              10,150

Cash and cash equivalents,        240,000         31,844                     -
   beginning of period          ---------     ----------            ----------

Cash and cash equivalents,
   end of period                $ 240,000     $   10,150            $   10,150
                                =========     ==========            ==========

Supplementary information:
Cash paid during the year:
   Interest                     $       -     $        -            $    5,563
                                =========     ==========            ==========

Supplemental disclosure of
  non - cash activities:
 Issuance of stock to purchase
   selected assets in CBCom
    Beijing                             -              -               187,500
                                      F-4

                                                                    From
                                                                   Inception
                                                                  (April 23,
                                                                   1997) to
                              Three Months Ended March 31,         March 31,
                              ------------------------------
                               1999               2000               2000
                              -----------     -----------         -----------
                              (Unaudited)     (Unaudited)         (Unaudited)

 Capital lease                          -              -               32,504
 Issuance of stock for
   signing bonus                        -              -              436,625
 Issuance of stock for
   prepaid rents in Beijing             -              -              312,500
 Conversion of
   shareholder's loan                   -              -            2,408,370
 Issuance of stock for
   directors' compensation              -              -              560,000
 Issuance of stock for promotion
    and facilitation service            -              -              623,750
 Issuance of stock for merger
    transaction expenses                -              -              250,000
 Deemed interest for
    Polmont                       220,000              -              220,000
 Forgiveness of interest
   accrued                     $        -     $        -           $   46,437
                               ==========     ==========           ==========





















                 See accompanying notes to financial statements.

                                    CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


     (Information as of March 31, 2000 and for the three months ended March 31, 1999 and 2000, respectively, is unaudited)

1. The Organization and Business

     CBCom, Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 23, 1997 and is registered to do business as a foreign corporation in the State of California. The strategic mission of the Company is to participate in the development of telecommunication, Internet, and information service businesses in the People's Republic of China. The Company will seek to acquire existing Internet Service Providers (ISP) and web based Internet content providers (ICP) and operates through a series of Sino-foreign joint venture companies. The Company previously established a joint venture in order to operate in the pager network business in China; however, this venture was closed due to the inability at that time to raise sufficient capital.

     The Company incurred consecutive losses in 1997, 1998, and 1999 and for the first quarter of 2000 and had negative working capital in 1998 and 1999, respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

2.  Presentation of Interim Information

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of the management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 1999.

3.  Related Party Transactions

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

4.  Related Party Transactions

     On January 21, 1999, the Company entered into a settlement agreement with the former CEO as follows: (1) the delayed compensation of $520,833 would be paid by the proceeds from the sale of the asset held in the escrow account; and
(2) both parties agreed to submit any remaining compensation claims to binding arbitration. To the extent that the former CEO wins an award in excess of $550,833, he will be authorized to sell remaining shares in the escrow account to the extent of 3,500 shares per day; and (3) the former CEO agreed to look solely to the escrowed shares for his satisfaction of his claim in this lawsuit, waive any claim for damages in excess of their value, and generally release all parties to this lawsuit, such release being subject to the performance of the obligations of the related defendants. As of March 31, 2000, the escrow has sold 190,000 shares for proceeds of $386,812; accordingly the amount due to the former CEO was reduced to $134,021.

     Based upon the above settlement agreement, the Company understands that the total obligation to Polmont will depend on the market value of these shares remaining in the escrow account. As of March 31, 2000, there were 610,000 shares remaining in the escrow account with a market price of $1,982,000. According to the agreement between the Company and Polmont, the Company will recognize the corresponding loan payable to Polmont as shares are sold and the proceeds are used to settle its obligation to the former CEO.

Shareholder loans

     During the three months ended March 31, 2000, the principal shareholder of the Company provided $183,100 cash to fund the Company's operations. According to the agreement between the principal shareholder and the Company, the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 24, 2000 bearing an interest rate of 7% per annum. According to the agreement, the principal shareholder has the option to convert his outstanding loan balance into the Company's common stock at a conversion price of $0.50 per share at any time prior to the maturity date. The agreement also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. As of March 31, 2000, the principal shareholder waived his accrued interest receivable of $642.

5. Subsequent Events

     On April 24, 2000 the Company extended the note between the Company and the principal shareholder for one additional year to April 24, 2001. The principal shareholder retains the option to convert his outstanding loan balance into the Company's Common Stock; however, the conversion price for all loans advanced after April 24, 2000 will be $1.00 per share.

     The Company filed Form 211 with the NASD to initiate a listing on the OTC Bulletin Board and is awaiting notification.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

     THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. WHEN THE COMPANY USES WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," AND OTHER SIMILAR EXPRESSIONS, THEY GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE, FOR EXAMPLE, STATEMENTS RELATING TO ACQUISITIONS AND RELATED FINANCIAL INFORMATION, DEVELOPMENT ACTIVITIES, BUSINESS STRATEGY AND PROSPECTS, FUTURE CAPITAL EXPENDITURES, SOURCES AND AVAILABILITY OF CAPITAL, ENVIRONMENTAL AND OTHER REGULATIONS AND COMPETITION. INVESTORS SHOULD EXERCISE CAUTION IN INTERPRETING AND RELYING ON FORWARD-LOOKING STATEMENTS SINCE THEY INVOLVE KNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH ARE, IN SOME CASES, BEYOND THE COMPANY'S CONTROL AND COULD MATERIALLY AFFECT THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS.

Financial Condition at March 31, 2000

     The Company had an accumulated deficit of $7,435,341 as of March 31, 2000. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, and 1999. The Company had $10,150 cash on hand at March 31, 2000.

Results of Operations

     The First Quarter Ended March 31, 2000 Compared to The First Quarter Ended March 31, 1999

     The general and administrative expense results of operations for the quarter ending March 31, 2000 was $265,631 compared to $363,282 for the quarter ending March 31, 1999. The components of these general and administrative expenses included $148,350 of compensation expense (of which $79,700 was accrued), $32,125 of rental expense for both the Beijing and California offices, and $48,043 in legal and accounting fees. The decrease of $97651 mainly represents the decrease of $24,200 in management salaries, $15,000 in investment banking fees and $55,000 in business development expenses of the Beijing office.

     The interest expense for the quarter ending March 31, 2000 was $18,333 compared to $0 for the quarter ending March 31, 1999. The increase in interest expense was due mainly to the amortization of the deemed interest expense for the purchase right assigned to Polmont to acquire the 500,000 shares of common stock currently owned by the ex-CEO. See the Note 4 about related party transactions for more information.

Plan of Operation

     CBCom was formed to develop telecommunications projects and Internet-related information services in the People's Republic of China. CBCom establishes joint venture partnerships with Chinese companies having data networking technologies or customer bases to which CBCom will contribute United States technology and management resources. In order to execute its Business

                                      F-9

Plan, CBCom plans to list its common shares on the OTC Bulletin Board and undertakes a Private Placement of $5.0-10.0 million. The funds will be used to capitalize the joint venture partnerships and acquire Internet companies in China. If CBCom is unable to raise funds through a Private Placement, the company would be dependent upon its major shareholders for funds and would have to alter its acquisition strategy and timetable.

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


     E-Commerce has not yet become a mainstream business in China, as credit cards are essentially non-existent, and its parcel delivery services are inadequate. ICP businesses offering free information and services financed solely by web site "banner ads" are not yet profitable. The most secure Internet revenues are those paid to the Internet Service Providers, as anyone wishing to access the Internet must pay access fees. There is a large profit potential for ISPs both now and in the foreseeable future.

     Entering this business is attractive, as start-up costs are relatively low. This has resulted in a large number of small, unsuccessful ISPs and ICPs that are under capitalized. The typical smaller ISP is unable to support its overhead, even less capable of proper marketing, and is thus unable to increase its subscribers enough to turn a profit.

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

     CBCom has entered into a memorandum of understanding with Shanghai Stock Exchange Communication Co., Ltd. ("SSECC") and Shanghai Xingtong Telecommunications Science & Technology Co., Ltd. to form a Sino-foreign joint venture to develop a financial data network in China called "China Financial Network" or "CFN". SSECC is a subsidiary of the Shanghai Stock Exchange formed as a joint venture between Shanghai Stock Exchange and Shanghai Stock Central
                                      F-10

Clearing Company. The memorandum contemplates that SSECC will provide access to its existing satellite communication system as well as licenses, permissions and rights to use the logo, name and promotional information of the Shanghai Stock Exchange. Shanghai Xingtong Telecommunications will participate in network design and management to ensure efficient utilization of the satellite network and will provide technical assistance. CBCom will provide the resources to collect and compile global financial information, United States technology, management resources and capital.

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

     The parties to the memorandum must enter into a joint venture and obtain the required approvals from the Chinese government authorities by December 31, 2000 (the original deadline was June 30, 2000) or may lose the exclusive right to the use of the SSECC satellite communication system. CBCom has advanced $250,000 in start-up expenses which was expensed during 1998 and which could be credited toward its capital contribution to the joint venture company when the joint venture is completed. If the joint venture has not been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of promotional stock to Sinoway, Ltd. could be cancelled.

     CBCom intends to continue its sale of the Microtron 2000 in addition to the development of the joint venture project for the creation of the China Financial Network. CBCom believes that the Shanghai Stock Exchange and its members provide a ready market for the sale of the Microtron 2000 and its capability to receive stock quotes.

Liquidity and Capital Resources

     The Company has suffered losses in 1997, 1998, 1999 and the first quarter of 2000 and had negative working capital in all of these periods. The operating activities of the Company have been funded by the principal shareholders in the form of equity and shareholder loans. Funds loaned by the principal shareholder to the Company amounted to $679,000 in 1998, $137,000 in 1999 and $183,100 in
the first quarter of 2000. During 1999, the Company raised money through a series of private placements obtaining net proceeds of $304,000 after selling commissions.

     One the Company's directors and major shareholders continues to provide the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The consecutive losses and the
                                      F-11
negative working capital situation raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.




                           PART II - OTHER INFORMATION

                                   CBCOM, INC.

                                 MARCH 31, 2000

Item 1.   Legal Proceedings

     CBCom entered into a settlement agreement with Bernard Luskin, the former Chief Executive Officer of CBCom, in January,1999, settling an outstanding dispute for unpaid salary and other compensation. Mr. Luskin had an employment contract with CBCom which guaranteed payment of his salary through an escrow account containing 800,000 shares of common stock of Amtec, Inc., which shares were pledged by Polmont Investments, Ltd., a British Virgin Islands corporation controlled by one of the principal stockholders of CBCom.

     Through the settlement, the parties agreed that Mr. Luskin will receive unpaid salary and bonus through May 15, 1999 totaling $520,833 plus additional compensation as may be determined by binding arbitration; but in no event shall CBCom's liability exceed the value of the shares held in escrow. . As of March 31, 2000, the escrow has sold 190,000 shares for proceeds of $386,812; accordingly the amount due to the former CEO was reduced to $134,021. Mr. Luskin waived any rights to satisfy any claims against CBCom from any assets other than those shares held in the escrow account. CBCom is obligated to repay Polmont the amount it paid to Mr. Luskin from the sale of its Amtec, Inc. shares. Polmont has agreed to accept payment in the form of shares of CBCom, Inc. valued at $0.50 per share. Due to the nature of this off-balance sheet financing, the Company recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and amortized the prepaid interest over the period of three years.

     On August 30, 1999, a lawsuit was filed in the Superior Court of the State of California against CBCom, Inc., Max Sun, and Charles Lesser (Case No. LCO49888) by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU is alleging CBCom (i) failed to consummate the merger by failure to use its best efforts to effect it (ii) failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu (iii) terminated the agreement improperly and
(iv) breached a covenant of good faith. Com Vu is requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs. CBCom disputes the allegations of the claims and intends to defend the action vigorously.
                                      F-12

Item 2.   Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits.  None

(b)  Reports on Form 8-K.  None


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 12th day of May, 2000.

                             CBCOM, INC.


                             By  /s/ Chian Yi Sun
                                ----------------------------
                                     Chian Yi Sun
                                     Chairman of the Board

                             By  /s/ Charles A. Lesser
                                ----------------------------
                                     Charles A. Lesser
                                     Chief Financial Officer










                                      F-13