Form 10QSB
period 2000-06-30
CBCOM INC
filed 2000-08-21
CIK 1088795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June 30,  2000

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

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As of June 30, 2000, 17,997,740 shares of Common Stock were outstanding.

PART I  -  FINANCIAL  INFORMATION
Item 1.  Financial Statements
                                   CBCOM, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                                December 31,     June 30,
                                                                    1999           2000
                                                               ------------   ------------
Assets                                                                         (Unaudited)

Current assets:
   Cash                                                        $    31,844    $       486
   Prepaid expenses                                                  4,771         16,407
                                                               -----------    -----------
Total current assets                                                36,615         16,893
                                                               -----------    -----------
Property, plant and equipment, net                                  53,288         43,846

Other assets:
   Deposit                                                          19,897         29,722
   Prepaid interest                                                165,000        128,334
   Prepaid rent in Beijing representation office                   197,917        166,667
                                                               -----------    -----------
Total other assets                                                 382,814        324,723
                                                               -----------    -----------
Total assets                                                   $   472,717    $   385,462
                                                               -----------    -----------

Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                             $   331,412    $   298,739
  Salaries payable - Former CEO                                    363,649           --
   Salaries payable - other                                        557,250        522,938
  Accrued expenses                                                 129,922        154,803
  Income tax payable                                                 2,400          2,400
  Capital lease obligation - current                                32,433         32,433
   Loan payable - shareholders                                      11,988         11,988
                                                               -----------    -----------
Total current liabilities                                        1,429,054      1,023,301

Loan from related party                                            157,184        542,645
                                                               -----------    -----------
Total liabilities
                                                                 1,586,238      1,565,946
Shareholders' Deficit
   Common stock; par value $0.001 per share, 100,000,000            17,212         17,998
     shares authorized and 17,212,240 and 17,997,740
     shares issued and outstanding as of December 31, 1999,
     and June 30, 2000, respectively
   Additional paid-in capital                                    6,021,944      6,527,522
   Subscription receivable                                          (1,300         (1,250
   Accumulated deficit                                          (7,151,377     (7,724,754
                                                               -----------    -----------
Total shareholders' deficit                                     (1,113,521     (1,180,484
                                                               -----------    -----------
Total liabilities and shareholders' deficit                    $   472,717    $   385,462
                                                               -----------    -----------

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                           From
                                                                                                         Inception
                                                                                                        (April 23,
                                                                                                           1997)
                                             Three Months Ended June 30,   Six Months Ended June 30,    to March 31,
                                             --------------------------   --------------------------
                                                1999           2000          1999          2000            2000
                                             -----------    -----------   -----------   ------------   --------------
                                             (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)

Net sales                                    $        -     $        -    $        -     $        -    $           -

Cost of sales                                         -              -             -              -                -
                                             -----------    -----------   -----------   ------------   --------------

Gross profit                                          -              -             -              -                -

Selling expense                                       -              -             -              -                -

General and administrative expense              204,023        261,616       567,305        527,247        7,147,850

Merger transaction expense                            -              -             -              -          399,950
                                             -----------    -----------   -----------   ------------   --------------

Loss from operations                           (204,023 )     (261,616 )    (567,305 )     (527,247 )     (7,547,800 )

Other income (expense):
   Interest expense, net                        (18,333)        (27,797 )    (18,333 )      (46,130 )       (168,999 )
   Other, net                                     6,500              -         6,500              -           (5,555 )
                                             -----------    -----------   -----------   ------------   --------------

Loss before income taxes                       (215,856 )     (289,413 )    (579,138 )     (573,377 )     (7,722,354 )

Income tax provision                                  -              -             -              -            2,400
                                             -----------    -----------   -----------   ------------   --------------

Net loss                                     $ (215,856 )   $ (289,413 )  $ (579,138 )   $ (573,377 )  $  (7,724,754 )

                                             -----------    -----------   -----------   ------------   --------------

Weighted average number of common shares     15,327,500     17,213,982    15,327,500     17,213,982
   outstanding
                                             -----------    -----------   -----------   ------------

Basic and diluted loss per share             $    (0.01 )   $    (0.02 )  $    (0.04 )   $     (0.03 )

                                             -----------    -----------   -----------   ------------

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                      From Inception
                                                                                                        (April 23,
                                                                                                           1997)
                                                                    Six Months Ended June 30,           to June 30,
                                                                 ---------------------------------
                                                                     1999               2000               2000
                                                                 --------------     --------------    ----------------
                                                                  (Unaudited)        (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net loss                                                    $      (579,138 )  $      (573,377 ) $      (7,724,754 )
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                      32,276             40,692              83,744
     Write-off assets in Beijing                                             -                  -             187,500
     Write-off of pager inventory                                       31,779                  -             136,620
     Issuance of stock for signing bonus                                     -                  -             436,625
     Forgiveness of interest on shareholder's loan                           -              9,464              62,300
     Compensation cost related to options granted                            -                  -             131,250
     Issuance of stock for promotion and facilitation service                -                  -             623,750
     Issuance of stock for payroll expense                                   -                  -             560,000
     Issuance of stock for merger transaction expenses                       -                  -             250,000
     Increase(decrease) in cash from changes in:
       Receivables                                                       8,655                  -                   -
       Pager inventory                                                  18,333             25,030             189,842
       Deposits                                                        (13,255 )                -            (136,620 )
       Prepaids                                                         (3,075 )           (9,825 )           (29,722 )
       Accounts payable                                                 19,266            (32,673 )           298,739
       Salaries payable - former CEO                                  (122,685 )         (363,649 )                 -
       Salaries payable - other                                        181,751            192,188             749,438
       Accrued liabilities and income tax payable                       33,625             24,881             157,203
                                                                 --------------     --------------    ----------------
Net cash used in operating activities                                 (389,468 )         (687,269 )        (4,024,085 )
                                                                 --------------     --------------    ----------------
Cash flows from investing activities:
   Purchase of furniture and equipment                                       -                  -             (64,336 )
   Refund of purchase price on a piece of furniture                          -                  -                 500
                                                                 --------------     --------------    ----------------
Net cash provided by investing activities                                    -                  -             (63,836 )
                                                                 --------------     --------------    ----------------
Cash flows from financing activities:
   Repayment of capital lease                                                -                  -                 (71 )
   Proceeds from related party                                         122,685            385,461             542,645
   Repayments of related party loans                                         -                  -            (226,261 )
   Proceeds from issuance of stock and warrants                        150,000                 50             855,075
   Proceeds from stockholder loans                                     120,495            270,400           2,917,019
                                                                 --------------     --------------    ----------------
Net cash provided by financing activities                              393,180            655,911           4,088,407
                                                                 --------------     --------------    ----------------
Net increase (decrease) in cash and cash equivalents                     3,712            (31,358 )               486

Cash and cash equivalents, beginning of period                         240,000             31,844                   -
                                                                 --------------     --------------    ----------------
Cash and cash equivalents, end of period                       $       243,712    $           486   $             486
                                                                 ==============     ==============    ================
Supplementary information Cash paid during the year:
     Interest                                                  $             -    $        36,666   $         168,999
                                                                 ==============     ==============    ================

                                   CBCOM, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


Supplemental disclosure of non - cash activities
   Issuance of stock to purchase selected assets in CBCom                    -                  -             187,500
     Beijing
   Capital lease                                                             -                  -              32,504
   Issuance of stock for signing bonus                                       -                  -             436,625
   Issuance of stock for prepaid rents in Beijing                            -                  -             312,500
   Conversion of shareholder's loan into Common Stock                        -            270,400           2,682,370
   Issuance of stock for directors' compensation                             -                  -             560,000
   Issuance of stock for promotion and facilitation service                  -                  -             623,750
   Issuance of stock for merger transaction expenses                         -                  -             250,000
   Deemed interest for Polmont                                               -                  -             220,000
   Forgiveness of interest accrued                                                              -              46,437
   Conversion of accrued salary payable into common stock      $             -    $       226,500   $         226,500
                                                                 ==============     ==============    ================

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(Information as of June 30, 2000 and for the six months ended June 30, 1999 and 2000, respectively, is unaudited)

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

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


3.  Related Party Transactions

Employment Agreements

The Company had a five-year employment agreement starting from May 17, 1997 with the former CEO who left the Company in January 1999. He filed a lawsuit against the Company for the unpaid compensation of $520,833 through May 15, 1999 plus $30,000 for repurchasing the shares currently owned by him and the relevant compensation remaining on his employment agreement. In accordance with the employment agreement, the former CEO's annual base salary and bonus were guaranteed up to May 15, 1999 by 800,000 shares of a publicly traded company's common stock in an escrow account, which were owned by Polmont Investment Limited.

4.  Related Party Transactions

On January 21, 1999, the Company entered into a settlement agreement with the former CEO as follows: (1) the delayed compensation of $520,833 would be paid by the proceeds from the sale of the asset held in the escrow account plus $30,000 for the repurchase of his CBCom Common Stock; and (2) both parties agreed to submit any remaining compensation claims to binding arbitration. To the extent that the former CEO wins an award in excess of $550,833, he will be authorized to sell remaining shares in the escrow account to the extent of 3,500 shares per day; and (3) the former CEO agreed to look solely to the escrowed shares for his satisfaction of his claim in this lawsuit, waive any claim for damages in excess of their value, and generally release all parties to this lawsuit, such release being subject to the performance of the obligations of the related defendants. As of June 30, 2000, the escrow has sold 250,000 shares and the former CEO has received the entire compensation of $520,833 plus $16,407 towards the purchase of his Common Stock. In lieu of binding arbitration, on July 31, 2000, the Company and the former CEO agreed to transfer an additional 190,000 shares held in the escrow as full and final settlement for all claims.

Based upon the above settlement agreement, the Company understands that the total obligation to Polmont will depend on the market value of the 190,000 shares at the time these are delivered to the former CEO as final settlement. As of June 30, 2000, there were 550,000 shares remaining in the escrow account with a market price of $2,100,000. According to the agreement between the Company and Polmont, the Company has recognized the corresponding loan payable to Polmont as shares were sold and the proceeds were used to settle its obligation to the former CEO.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

Shareholder loans

During the six months ended June 30, 2000, the principal shareholder of the Company provided $270,400 in cash to fund the Company's operations. According to the agreement between the principal shareholder and the Company, the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 24, 2000 bearing an interest rate of 7% per annum. According to the agreement, the principal shareholder has the option to convert his outstanding loan balance into the Company's common stock at a conversion price of $0.50 per share at any time prior to April 23, 2000 the maturity date of the loan. On April 24, 2000 the Company extended the note between the Company and the principal shareholder for one additional year to April 24, 2001. The principal shareholder retains the option to convert his outstanding loan balance into the Company's Common Stock; however, the conversion price for all loans advanced after April 24, 2000 will be $1.00 per share.

The principal shareholder converted $198,100 of shareholder loan at $.50 per share into 396,200 shares and $72,300 of shareholder loan at $1.00 per share into 72,300 shares. At June 30, 2000 the balance due to the principal shareholder was zero.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition at June 30, 2000

The Company had an accumulated deficit of $7,724,754 as of June 30, 2000. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, and 1999. The Company had $486 cash on hand at June 30, 2000.

Results of Operations

The Second Quarter Ended June 30, 2000 Compared to The Second Quarter Ended June 30, 1999

The general and administrative expense results of operations for the quarter ending June 30, 2000 was $261,616 compared to $204,023 for the quarter ending June 30, 1999. The components of these general and administrative expenses included $147,600 of compensation expense (of which $72,050 was accrued), $31,417 of rental expense for both the Beijing and California offices, and $19,306 in legal and accounting fees. The decrease of $57,593 mainly represents the decrease of $35,350 in compensation expense and $10,000 in investment banking fees.

The interest expense for the quarter ending June 30, 2000 was $27,797 compared to $18,333 for the quarter ending June 30, 1999. The increase in interest expense is accrued interest relating to the shareholder loan.

The Six Months Ended June 30, 2000  Compared  to  The Six Months Ended  June 30,
1999

The general and administrative expense results of operations for the six months ending June 30, 2000 was $527,247 compared to $567,305 for the six months ending June 30, 1999. The components of these general and administrative expenses included $295,950 of compensation expense (of which $152,750 was accrued), $63,542 of rental expense for both the Beijing and California offices, and $67348 in legal and accounting fees. The decrease of $40,058 mainly represents the decrease of $22,549 in investment banking fees and $30,625 in business development expenses of the Beijing office.

The interest expense for the six months ended June 30, 2000 was $46,130 compared to $18,333 for the six months ending June 30, 1999. The increase in interest expense was due mainly to the amortization of the deemed interest expense for the purchase right assigned to Polmont to acquire the 500,000 shares of common stock currently owned by the ex-CEO. See Note 4 to the Financial Statements about related party transactions for more information. The balance of the interest expense is accrued interest on the shareholder's loan.

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

Liquidity and Capital Resources

The Company has suffered losses in 1997, 1998, 1999 and the first six months of 2000 and had negative working capital in all of these periods. The operating activities of the Company have been funded by the principal shareholders in the form of equity and shareholder loans. Funds loaned by the principal shareholder to the Company amounted to $679,000 in 1998, $137,000 in 1999 and $274,100 in
the first six months of 2000. During 1999, the Company raised money through a series of private placements obtaining net proceeds of $304,000 after selling commissions.

One of the Company's directors and major shareholders continue to provide the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The consecutive losses and the negative working capital situation raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.




                           PART II - OTHER INFORMATION

                                   CBCOM, INC.

                                  JUNE 30, 2000

Item 1.   Legal Proceedings

CBCom entered into a settlement agreement with Bernard J. Luskin, the former Chief Executive Officer of CBCom, in January,1999, settling an outstanding dispute for unpaid salary and other compensation. Mr. Luskin had an employment contract with CBCom which guaranteed payment of his salary through an escrow account containing 800,000 shares of common stock of Amtec, Inc., which shares were pledged by Polmont Investments, Ltd., a British Virgin Islands corporation controlled by one of the principal stockholders of CBCom.

Through the settlement, the parties agreed that Mr. Luskin will receive unpaid salary and bonus through May 15, 1999 totaling $520,833, plus $30,000 for the repurchase of his Company Common Stock, plus additional compensation as may be determined by binding arbitration; but in no event shall CBCom's liability exceed the value of the shares held in escrow. As of June, 2000, the escrow has sold 250,000 shares for proceeds of $537,240; accordingly the unpaid salary amount of $520,833 has been fully paid and $16,407 toward the repurchase of his company stock has been paid. In lieu of submitting to binding arbitration, the parties agreed, on July 31, 2000 to transfer an additional 190,000 Amtec shares to Mr. Luskin in full and final settlement of all obligations.

Mr. Luskin waived any rights to satisfy any claims against CBCom from any assets other than those shares held in the escrow account. CBCom is obligated to repay Polmont the amount it has paid to Mr. Luskin from the sale of its Amtec, Inc. shares. Polmont has agreed to accept payment in the form of shares of CBCom, Inc. valued at $0.50 per share. Due to the nature of this off-balance sheet financing, the Company has recognized prepaid interest of $220,000 and the corresponding amount in additional paid-in capital and has amortized the prepaid interest over a period of three years.

On August 30, 1999, a lawsuit was filed in the Superior Court of the State of California against CBCom, Inc., Max Sun, and Charles Lesser (Case No. LCO49888) by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU is alleging CBCom (i) failed to consummate the merger by failure to use its best efforts to effect it (ii) failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu (iii) terminated the agreement improperly and (iv) breached a covenant of good faith. Com Vu is requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs. CBCom disputes the allegations of the claims and intends to defend the action vigorously. A trial date has been set for September 18, 2000.

Item 2.   Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits.  None

(b)  Reports on Form 8-K.  None

                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 18th day of August, 2000.

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