Form 10KSB/A
period 1999-12-31
CBCOM INC
filed 2000-09-08
CIK 1088795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 1
                                       To
                                    FORM 10-KSB

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

Number of shares of Common Stock outstanding as of March 10, 2000:   17,212,240;
As of June 30,2000:  17,997,740

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

Subsequent Event. As of September 1, 2000, Bernard Luskin, former CEO of the Company has been fully compensated and has released the Company of all claims. As of September 1, 2000, Com Vu Corporation, in a letter from its counsel, has accepted CBCom's proposal to resolve the complaint and cross complaint in this matter by each side releasing the other and dismissing the lawsuit. Pursuant to this agreement, no payments will be made by or to either side. This settlement has not been memorialized in a formal settlement agreement.

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

Subsequent Events

2000

         In April and June, 2000, Mr. Max Sun converted loans aggregating $270,400 into 468,500 shares of common stock.

         In April and June, 2000, Mr. Steve Meadows, Chief Engineer of CBCom, Inc. was issued an aggregate of 317,000 shares of common stock for services rendered since 1999. The company has recognized compensation cost of $226,500.

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The predecessor company, Abbacy Corporation, engaged the services of Weinberg & Company, Certified Public Accountants of Boca Raton, Florida. The registrant, CBCom, Inc. engages the services of BDO International, through its Shanghai, PRC office. There are no disagreements with accountants. Form 8-K was filed on September 7, 2000.

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

Mr. CHARLES A. LESSER is Secretary, Treasurer, Chief Financial Officer and a Director of the Company since June, 1997. Prior to joining CBCom, Inc. Mr. Lesser has served as an independent Consultant to early stage companies. From 1994-1995, he was Vice President of Worldwide Corporate Finance, a company which raised private capital. Previously, Mr. Lesser was Chief Financial Officer of Weider Sporting Goods, Inc., a manufacturer and distributor of health and fitness products. He has worked as both a management consultant and auditor with Alder, Green & Hasson in Los Angeles, KPMG Peat Marwick in Houston and Deloitte & Touche in Johannesburg, South Africa. He holds an M.B.A. from the University of the Witwatersrand in South Africa and a B.A. in Economics from the University of Pittsburgh in Pennsylvania.

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

A summary of changes in stock options during each year is presented below:

                                             December 31,
                        --------------------------------------------------------
                                  1998                        1999
                        -------------------------    ---------------------------
                                        Weighted                       Weighted
                                         Average                        Average
                                        Exercise                       Exercise
                            Shares        Price         Shares           Price
                        -----------   -----------    ----------   --------------

Options outstanding at
   beginning of year             -      $      -      1,500,000     $      0.43

Options  granted         1,500,000          0.43        250,000            0.43

Options cancelled                -             -       (500,000)              -

Options exercised                -             -              -            0.43
                        -----------   -----------    ----------   --------------

Options at end of year   1,500,000      $   0.43      1,250,000     $      0.43
                        -----------   -----------    ----------   --------------

Options  exercisable at
   end of
   Year                    750,000          0.43      1,125,000            0.43
                        -----------   -----------    ----------   --------------

Weighted-average fair
   value of options
   granted during the
   year                                 $   0.39                    $      0.41
                                      -----------                 --------------

The following table summarizes information about the stock options outstanding at December 31, 1999.

            Options Outstanding                       Options Exercisable
----------------------------------------      ----------------------------------
                 Weighted
                  Average       Weighted                             Weighted
                 Remaining      Average                              Average
  Number        Contractual     Exercise            Number           Exercise
Outstanding    Life (Years)       Price          Exercisable          Price
-------------  --------------   --------      ---------------     --------------

    1,250,000            7.92   $   0.43           1,125,000       $       0.43
-------------  --------------   --------      ---------------     --------------








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

--------------------------------------------------------------------------------
Chian Yi (Max) Sun                   312,500/0                      $0.33/$0.00
Charles A. Lesser                375,000/125,000                    $0.41/$0.00
Hong Wei (Frank)Zhu                  187,500/0                      $0.41/$0.00
Gordon Gao                           125,000/0                      $0.41/$0.00
Steven Meadows                       125,000/0                      $0.41/$0.00

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

         (c) A report on Form 8-K/A has been filed on February 10, 2000 including Financial Statements of CBCom, Inc. from Inception (April 23, 1997) to September 30, 1999. A report on Form 8-K has been filed on September 7, 2000 to indicate a change in accountants.

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

1.2           Certificate of Incorporation of CBCom, Inc.
              and amendments                                    *

1.3           By-Laws of CBCom, Inc.                            *

10.1          CBCom, Inc. 1998 Stock Option Plan                *

10.2          Employment  Agreement  between CBCom,  Inc. and   *
              Charles  A.  Lesser  dated  July  18,  1997 and
              Amendment

10.3          Convertible Promissory Note, due April 24,        *
              2000 between CBCom, Inc. and Max Sun

10.4          Memorandum of Understanding between CBCom,        *
              Inc., Shanghai Stock Exchange Communications
              Co. and Shanghai Xingtong Telecommunications
              Science and Technology, Ltd.

10.5          Office Lease  between  Cornerstone  Suburban      *
              Office,  L.P. and CBCom,  Inc. dated January
              1, 2000

10.6          Settlement Agreement Between Radio, Computer      *
              &  Telephone,  Inc. and CBCom,  Inc.,  dated
              April 16, 1999 regarding pager technology.

10.7          Letter of Agreement between Polmont  Investment   *
              Limited and CBCom, Inc. dated March 27, 1999 regarding loan of securities as collateral for the employment agreement of Bernard Luskin.

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
Shanghai,  PRC

                                               CBCOM, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS
                                                                 December 31,
                                                         --------------------------
ASSETS                                                       1998          1999
                                                         ------------  ------------
Current assets:
 Cash                                                    $   240,000   $    31,844
Rent receivable                                                8,655             -
 Prepaid expenses                                                  -         4,771
 Pager inventory (Note 4)                                    136,620             -
                                                         ------------  ------------
Total current assets                                         385,275        36,615
                                                         ------------  ------------
Furniture, fixtures and equipment, net (Note 2)               72,673        53,288

Other assets:
 Deposits                                                     14,521        19,897
 Prepaid interest (Note 5)                                         -       165,000
 Prepaid rent in Beijing representation office (Note 6)      260,417       197,917
                                                         ------------  ------------
Total other assets                                           274,938       382,814
                                                         ------------  ------------
Total assets                                             $   732,886   $   472,717
                                                         ============  ============
LIABILITIES AND DEFICIT

Current liabilities:
 Accounts payable                                        $   117,772   $   331,412
 Salaries payable - Former CEO (Note 6)                      389,583       363,649
 Salaries payable - Other                                     26,000       557,250
 Accrued expenses                                             24,334       129,922
 Income tax payable                                            1,600         2,400
 Capital lease obligation - current (Note 6)                  32,504        32,433
 Loan payable - shareholders (Note 5)                              -        11,988
                                                         ------------  ------------
Total current liabilities                                    591,793     1,429,054
                                                         ------------  ------------
Loan payable - - shareholders (Note 5)                       518,924             -
Loan from a related party (Note 5)                                 -       157,184
Total liabilities                                          1,110,717     1,586,238
                                                         ------------  ------------
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

                                                      CBCOM, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                      (SEE NOTE 7)
                                                                         Additional
                                                             Paid-In        Stock      Accumulated
                                         Shares    Amount    Capital     Subscription     Deficit        Total
                                       ==========  =======  ==========  ==============  ===========  =============

BALANCE, December 31, 1998             15,327,500   15,327   4,491,234         (1,250)  (4,883,142)    (377,831)

Issuance of warrants for cash                   -        -     135,000              -            -      135,000
Deemed interest for Polmont                     -        -     220,000              -            -      220,000

Issuance of stock for cash ($.45 per      100,000      100      44,900              -            -       45,000
    share)
Issuance of stock for cash ($.90 per       10,000       10       8,990              -            -        9,000
    share)
Issuance of stock for cash ($.90 per       35,000       35      31,465              -            -       31,500
    share)
Issuance of stock for cash ($.45 per       40,000       40      17,960              -            -       18,000
    share)
Issuance of stock for cash ($.90 per       23,000       23      20,677              -            -       20,700
    share)
Issuance of stock for cash ($.45 per       30,000       30      13,470              -            -       13,500
    share)
Issuance of stock for cash ($.90 per       20,000       20      17,980              -            -       18,000
    share)
Issuance of stock for cash ($.45 per       30,000       30      13,470              -            -       13,500
    share)
Issuance of stock options                       -        -      18,750              -            -       18,750
Issuance of stock for merger with         250,000      250     249,750                                  250,000
    Abbacy ($1.00 per share)
Regulation D, Rule 506 issuance            50,000       50      49,950            (50)                   49,950
    ($1.00 per share)
Conversion of  shareholder's loan         140,000      140      69,860                                   70,000
    ($.50 per share)
Conversion of  shareholder's loan       1,156,740    1,157     577,213                                  578,370
    ($.50 per share)
Forgiveness of interest on                      -        -      41,275              -            -       41,275
    shareholder's loan
Net loss                                        -        -           -              -   (2,268,235)  (2,268,235)
                                       ----------  -------  ----------  --------------  -----------  ------------

BALANCE, December 31, 1999             17,236,216  $17,236  $6,033,908  $      (1,300)  $(7,151,377) $(1,113,521)
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

In accordance with the merger agreement, Abbacy filed a Form 8-K on October 19, 1999 with the SEC to indicate that CBCom, Inc. would be the successor of the reporting entity in accordance with the rule 12 (g) 3 in 1994 Act.

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

                          Options Outstanding       Options Exercisable
                 ---------------------------------- --------------------
                               Weighted
                                Average    Weighted             Weighted
                               Remaining   Average              Average
                    Number    Contractual  Exercise  Number     Exercise
Exercise Price   Outstanding  Life (Years)  Price   Exercisable  Price
                 -----------  ------------  ------  -----------  ------
$0.43              1,250,000          7.92  $ 0.43    1,125,000  $ 0.43
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