Form 10KSB/A
period 1999-12-31
CBCOM INC
filed 2000-10-02
CIK 1088795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 2
                                       To
                                    FORM 10-KSB

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

2 "China's Internet Population Tripled in 1998", The Industry Standard, January 1999

3 "Semi-annual Report on the Internet", China Internet Network Information Center, July 1999

4 Kathlene Ohlson, "China Internet Market on the Rise", The Industry Standard, September 1998
requirements of a very small ISP are essentially the same as that of a very large ISP and the cost to maintain operations are virtually fixed. Therefore the single most important component of profitability is a high number of subscribers. By acquiring existing businesses, CBCom will immediately benefit from achieving economies of scale.

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

Shanghai Stock Exchange Communication Co., Ltd. SSECC is in charge of the satellite system utilized by the ShanghaiStock Exchange to distribute real time data to its members. Shanghai Stock Exchange is a leading stock exchange in China with 560 member brokerage companies aggregating 2,700 brokerage offices, 20,000 stockbrokers and 33 non-member regional security exchange centers throughout China.

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

         On August 31, 1997, in exchange for total proceeds of $400,000 from Frank Zhu, one of the Company's founders and former director, the Company issued 2,000,000 shares. Mr. Zhu is a sophisticated and accredited investor. Accordingly, this issuance was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On August 31, 1997, the Company issued 937,5000 shares of common stock at $0.20 per share to Mr. Gordon Gao in exchange for his company's, Beijing
CBCom Telecommunications and Consulting Co. Ltd., assets of $187,500 (mainly office equipment, furniture and fixtures) located in Beijing, China. Mr. Gao is a director of the Company and a sophisticated investor. The issuance is deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On December 31, 1997, the Company issued 200,000 shares of common stock at $0.50 per share to Robert and Gilda Marx Family Trust for total proceeds of $100,000. Both Robert and Gilda Marx, the beneficiaries of the trust are personal friends of the former CEO and director of the Company, Bernard Luskin. The Marx's are sophisticated and accredited investors and they had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

1998

         During 1998, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

         On January 1, 1998, the Company issued 500,000, 250,000, and 125,000 (a total of 875,000) shares of common stock to its CEO, CFO, and chief engineer, respectively, at $.001 per share as a bonus for their services from April 1997 to December 31, 1997. The Company received proceeds of $875 and recognized compensation cost of $436,625, based on a fair value of $.50 per share. The transaction was private in nature and the shares were issued to affiliates of the Company who were capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On March 1, 1998, the Company issued 500,000 shares of common stock at $0.50 per share in exchange for the future rent in its Beijing representative office for the next five years. The prepaid rental of $312,500 will be amortized over the next five years. The shares were issued to two investors residing outside the United States and bear a legend regarding the restrictions on resale in the United States. The issuance of these shares were deemed exempt from registration pursuant to Regulation S of the Securities Act.

         On April 24, 1998, the Company issued 8,000,000 shares of common stock at $0.20 per share to convert a loan from Mr. Sun, the President of the Company, of $1,600,000. This conversion price was specified on August 31, 1997 between the original founders and the Company. The loan was made to the Company from time to time on an as-needed basis from June 15, 1997 to April 24, 1998 and was not converted into common stock until the loan totaled $1,600,000. From early October to early December 1998, Mr. Sun converted an additional $160,000 of his loans into 320,000 shares of common stock at $0.50 per share in four tranches. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions. Mr. Sun subsequently transferred 6,962,500 of these shares to eleven individuals or entities who are all close personal friends and/or relatives of Mr. Sun. The resale of these restricted shares by Mr. Sun was made pursuant to a claimed Section "4 1/2" exemption in which a non-issuer sells securities in a private transaction.

         On December 31, 1998, the Company issued 400,000,  400,000, and 320,000
(a total of 1,120,000) shares of common stock at $0.50 per share to three directors, Max Sun, Frank Zhu and Gordon Gao, respectively, as their employment compensation of $200,000, $200,000, and $160,000, respectively for four months in 1997 (recognized in 1997) and the year of 1998 in accordance with their respective employment agreements. The transaction was private in nature and the shares were issued to affiliates of the Company who were capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On December 31, 1998, the Company issued 1,250,000 shares of common stock at $0.001 per share in exchange for the promotion and facilitation services provided by Sinoway Limited (Sinoway) registered in the British Virgin Islands, with a corporate office in Hong Kong. Sinoway is an affiliate company of Shanghai Stock Exchange Communication Co. Ltd. ("SSE"). Sinoway promised to obtain exclusive licenses to use VSAT satellite systems owned by SSE and the logo and name of SSE. Sinoway agreed to pay $0.001 per share for these 1,250,000 shares of common stock. Accordingly, the Company recognized a notional stock subscription of $1,250 and a promotion expense for the License/Contract of $623,750. If these licenses were obtained, the cost would be amortized over the life of joint venture with SSE and SXTST(?). However, these shares are forfeitable depending on the success of setting up the equity joint venture among the Company, SSE, and SXTST and obtaining the exclusive licenses. If the joint venture has been set up and exclusive licenses to use the satellite communication network owned by Shanghai Stock Exchange and use the logo and name of Shanghai Stock Exchange have not been obtained, the issuance of stock will be canceled. As of March 10, 2000, the license has not yet been obtained. The shares were issued to one investor residing outside the United States and bear a legend regarding the restrictions for those residing in the United States. The issuance of these shares were deemed exempt from registration pursuant to Regulation S of the Securities Act.

1999

         During 1999, the Company sold securities that were exempt from registration under the Securities Act. These transactions are described below.

         On February 1, 1999, the Company conducted a private placement to issue 600,000 warrants at $0.25 per warrant in four tranches to Cuong Hai Tran, an existing shareholder, and received total proceeds of $135,000, net of a finders fee of $15,000. Each warrant carries an exercise price of $0.25 per share and allows each holder of warrants to exercise at any time on or before January 31, 2004. Accordingly, the Company reserved 600,000 shares of common stock for the exercise of these warrants. The transaction was private in nature and the shares were issued to affiliates of the Company who were capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On May 10, 1999, the Company conducted a private placement to issue 100,000 shares of common stock at $0.50 per share to Theresa Li and received total proceeds of $45,000, net of a finders fee of $5,000. This offering was private in nature and the shares were sold to one investor who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         From May 14, to June 4, 1999, the Company conducted a private placement to issue 45,000 shares of common stock at $1.00 per share in three tranches to Mr. Nipa Konnerat and Universal Trader, Inc., and received total proceeds of $40,500, net of a finders fee of $4,500. This offering was private in nature and the shares were sold to two investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On June 22, 1999, the Company issued 40,000 shares of common stock at $0.50 per share to Theresa Li, an existing shareholder. The Company received total proceeds of $18,000, net of a finders fee of $2,000. This offering was private in nature and the shares were sold to one existing shareholder who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On August 31, 1999, the Company conducted a private placement to issue 23,000 shares of common stock at $1.00 per share in three tranches to Vicky Dy and Ming and Phet Houn, two accredited individual investors and received total proceeds of $20,700, net of a finders fee of $2,300. This offering was private in nature and the shares were sold to two accredited investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On August 25, 1999, the Company issued 30,000 shares of common stock at $0.50 per share to an Theresa Li, existing shareholder. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The transaction was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the investment and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 accredited shareholders through an off-shore investment company in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board. On December 22, 1999, the Company completed the offering, issued 50,000 shares of common stock, and recognized a merger transaction expense of $49,950. The $50 cash was received subsequent to December 31, 1999. The shares are deemed to be restricted securities and bear a legend to that effect.

         On September 15, 1999, the Company conducted a private placement to issue 20,000 shares of common stock at $1.00 per share to Nhon Vuong and Jackie Khanthaphixay. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000. This offering was private in nature and the shares were sold to two investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to
Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On September 24, 1999, the Company sold 30,000 shares of common stock at $0.50 per share to Theresa Li, an existing shareholder. The Company received total proceeds of $13,500, net of a finders fee of $1,500. This offering was private in nature and the shares were sold to an existing shareholder who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On September 24, 1999, the Company entered into a merger agreement with Abbacy Corporation (a public shell company), to acquire 100% of its equity. On October 8, 1999, the Board of Directors and the majority shareholders of the constituent corporations approved the merger. In accordance with the merger agreement, Abbacy filed a Form 8-K with the SEC on October 19, 1999 to indicate that CBCom, Inc. would be the successor of the reporting entity in accordance with Rule 12 (g)(3) of the Securities Exchange Act. On December 22, 1999 the Company issued 250,000 shares of common stock valued at $1.00 per share to the sole shareholder of Abbacy in exchange for 100% of its equity interest. Accordingly, the Company recognized $250,000 of merger expense. The transaction was private in nature and the shares were issued in a negotiated, arms-length transaction. Through its due diligence, Abbacy Corporation had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities.

         On November 1, 1999, the Company's principal shareholder, Mr. Sun, converted $70,000 of shareholder loan into 140,000 shares of common stock at $0.50 per share. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         On December 30, 1999, the Company's principal shareholder, Mr. Sun, converted $578,370 of shareholder loan into 1,156,740 shares of common stock at $0.50 per share. He subsequently sold the shares to Tan Siong Bee, who is the beneficial holder for TSB International Inc. Mr. Sun disclaims any beneficial ownership in these shares. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions. The resale of these restricted shares by the affiliate was made pursuant to a claimed Section "4 1/2" exemption in which a person (non-issuer) sells securities in a private transaction. The shares received by TSB International are deemed to be restricted securities and the stock certificate bears a legend to that effect.

Subsequent Events

2000

         In April and June 2000, Mr. Max Sun converted loans aggregating $270,400 into 468,500 shares of common stock. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions.

         In April and June 2000, Mr. Steve Meadows, Chief Engineer of CBCom, Inc. was issued an aggregate of 317,000 shares of common stock for services rendered since 1999. The Company has recognized compensation cost of $226,500. The transaction was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

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

         The decrease in general and administrative expenses in 1999 resultedprimarily from the fact that much of the Company's business development expenses were written off during 1998. The Company has written off all of the expenses of CBCom China, its representative office in Beijing. The Company wrote off $280,500 in 1998 and $180,000 in 1999 of funds advanced to CBCom China and recorded as part of G&A expense. CBCom wrote off all of the assets obtained from Beijing CBCom Telecommunications and Consulting Company Ltd. in 1988 totaling $187,500.

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

         In addition to management salaries, the most significant overhead expenses of the Company have been legal expenses and merger expenses. The Company undertook a merger with ComVu Corporation, a dormant public shell company during 1998 and decided to terminate that merger when the OTC Bulletin Board (OTCBB) eligibility requirements were changed in January of 1999. The Company undertook and completed a merger with ABBACY Corporation, a public shell company in October of 1999. The Company recognized $100,000 of legal fees inconnection with the merger and $250,000 related to the issuance to the shareholders of Abbacy Corporation of 250,000 shares of CBCom, Inc. common stock valued at $1.00 per share.

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

Investment in Far East generally

         The Company anticipates that it will initially focus its development efforts on telecommunication projects and opportunities located in China and the



Far East.  Because of government  controls and lack of  established  information systems, information regarding projects in which the Company may participate located in China and the Far East will be difficult for United States investors to obtain and investors will be unable to track the progress of the Company. In addition, if the Company begins operations in China or the Far East it will be subject to the risks incident to the ownership and operation of businesses therein. These risks include, among others, the risks of internal political or civil unrest, war, or government restrictions. These risks are dynamic and difficult to quantify. The Company will be subject to the risks normally associated with changes in general national economic conditions or local market conditions, competition, patronage, changes in market rates, and the need to periodically upgrade and replace equipment to maintain desirability, and to pay the costs thereof. Although many of the governments of the countries of the Far East have liberalized policies on international trade, foreign ownership and development, investment, and currency repatriation, increasing both international trade and investment accordingly, such policies might change unexpectedly. The Company will be affected by the rules and regulationsregarding foreign ownership of real and personal property, includingtelecommunication switching stations, land lines and other property. Such rules may change quickly and dramatically which may have an adverse impact on ownership and may result in a loss without recourse of property or assets of the Company. Hong Kong is in a period of transition from British control over it to control by China. It is uncertain what changes may result from such transition with regard to business, foreign property ownership, restrictions on development, taxes or other factors.

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

         PRC Regulation of the Telecommunications Industry. The Ministry of Posts and Telecommunications (the "MPT") regulates the telecommunications industry in China. The MPT directly or indirectly regulates entry into the telecommunications industry, scope of permissible business, interconnection and transmission line arrangements, technology and equipment standards, and other aspects of the Chinese telecommunications industry. Such regulation may limit the Company's flexibility to respond to certain development opportunities. In addition, changes in the regulations or policies governing such regulatory framework could have an adverse effect on the Company. The Company may have to obtain certain licenses, if required, from the MPT in order to commence its proposed business. There is no assurance that it will be able to obtain such licenses, or if obtained, that they will not be untimely revoked or suspended. The rates that the Company will be permitted to charge for telecommunications services, if any are developed, are subject to regulation by the State Planning Commission, the MPT, and relevant Provincial Price Bureaus. Once authorized by such regulatory agencies, there can be no assurance that changes in the tariffs and rates would not have a material adverse effect on any Company business and results of operations, if any had been developed. Management and affiliates own enough shares to control shareholder vote CBCom's executive officers and directors beneficially own approximately19.1% of the outstanding common stock of CBCom. These officers and directors do not have controlling interest over matters requiring shareholder approval. Over 6,500,000 shares of the outstanding common stock of CBCom is owned by companies or individuals with familial relationships to the officers and directors of CBCom, over which such officers and directors claim no beneficial ownership or voting control. However, taken together the shares owned by the executive officers and directors and those individuals or entities with familial relationships have controlling interest over matters requiring stockholder approval, including the election of directors and the approval of material corporate matters such as change of control transactions. The effects of such control could be to delay or prevent any attempt to change control of CBCom instigated by shareholder action without management support.

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

(1) Mr. Luskin left the company during 1999 and his salary and bonus was accruedthrough May 15, 1999 in accordance with his settlement agreement. At December31, 1999 $363,649 is still owed. Under the terms of the settlement agreement, Mr. Luskin's stock options have been cancelled and revert back to the company's stock option plan.
 (2) The total salary amount for 1999 has been accrued. Thecompany was unable to pay compensation and in December, 1999 offered to convert the amounts owed into Common Stock at a price of $1.00 per share, the current fair market value. Salaries for 1997 and 1998 were converted at December, 1998 into Common stock at $0.50 share, the fair market value at that time
 (3) Salary of $6,250 for 1999 and $12,500 for 1998 has been accrued. The company has offered to convert the amounts owing into Common Stock at a price of $1.00 per share, the current market value at December, 1999. Other Compensation consists of an auto allowance and contribution to the company's 401 (k) plan
 (4) Salary of $143,750 for 1999 and $18,750 for 1998 has been accrued. The company was unable to pay compensation and offered to convert amounts owing into Common Stock at a price of $1.00 per share, the current market value at December, 1999. Other Compensation consists of an auto allowance. Mr Meadows is an executive of the company, but is not an officer.

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

     During the year ended December 31, 1998, the Company issued 1,500,000 non-qualified stock options at an exercise price of $0.425. These options become exercisable over a period of one year and can be exercised for a period of five to ten years. The 1,500,000 non-qualified stock options included 500,000 options issued to the former CEO which were cancelled in January, 1999. During the year ended December 31, 1999, the Company issued 250,000 non-qualified stock optionsat an exercise price of $0.425, which was 85% of the market price at grant date.These options become exercisable over a period of two years and can be exercised for a period of ten years.

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

--------------------------------------------------------------------------------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table contains information regarding the shareholdings of CBCom's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of warrants or options exercisable within six months held by each such person or entity):

                                             Amount of Common       Percent of
                                             Stock Beneficially     Common Stock
                                             Owned (1) (2)          Owned (2)

Chiah Yi (Max) Sun (3)                               1,750,000           10.0%
President, Director
52, Jalan Kelochor
Kota Bharu, Kelanta, Malaysia

Charles A. Lesser (4)                                  600,000            3.4%
Chief Financial Officer, Director
5801 Serrania Avenue
Woodland Hills, California 91367


Hong Wei (Frank) Zhu (5)                               587,500            3.4%
Director
1119 A Valencia Way
Arcadia, California 91006

Gordon Xia Gao (6)                                     547,500            3.2%
Director
425 Waldo Ave. #301
Pasadena, California 91101

All directors and                                    3,485,000           19.1%
executive officers as
a group (4 persons)(7)

Topbest Worldwide Group  (8)                         1,000,000            5.8%
Suite 12.33 Petama Komplek
Jalan Tunku Abdul Rahman
Kuala Lumpur, Malaysia

Wong Lip Ting                                        1,250,000            7.3%
Wake Little Treasure Ltd.
297 Prince Edward Road
Suite 6A
Erin Court, Hong Kong


Jesmax Investment Ltd. (9)                           1,000,000            5.8%
Suite 12.33, Petama Komplek
JalanTunkuAbdulRahman
50100 Kuala Lumpur, Malaysia


TSB International Inc.  (12)                         1,180,716            6.9%
Havelet Trust Co (BVI) Ltd.
Box 3186, Abbott Building
Road Town , Tortola,
British Virgin Islands

Ren Zhen Tian (10)                                   1,200,000            7.0%
7C, 1 Block Jia 2
Zuo Jia Zhuang Road
Chao Yang District
Beijing, China

Gao Bo (11)                                            800,000            4.6%
Unit 2502, 25/F, K.Wah Centre
Block 901, #03-107
Jurong West St. 91
Singapore 640 902

Sinoway Co. Ltd. (13)                                1,250,000            7.3%
191 Java Road
North Point, Hong Kong


(1)      Based upon 17,212,240 outstanding shares of common stock.
(2) Assumes exercise of warrants, options or other rights, if any, to purchase securities held by the named shareholder exercisable within 60 days of the date hereof.
(3) Includes 437,500 shares owned directly by Mr. Sun and 1,000,000 shares held by Joy Luck Communication Ltd. of which Mr. Sun may be deemed to be the beneficial owner. Mr. Sun also has beneficial ownership of an additional 312,500 shares of common stock consisting of options to purchase 312,500 shares exercisable at $.425 per share.
(4)      Includes  225,000  shares and  options to  purchase  375,000  shares of common  stock  held by Mr.  Lesser  at an  exercise  price of $.425 per share.
(5)      Includes  400,000  shares  owned  directly  by Mr.  Wei and  options to purchase 187,500 shares of common stock at an exercise price of $.425 per share.
(6) Includes 422,500 shares owned by Mr. Gao and options to purchase 125,000 shares of common stock at an exercise price of $.425 per share.
(7)      Includes 2,485,000 shares and options to purchase 1,000,000 shares.
(8) Beneficially owned by Mr. Soon Cheh Siong, familially related to Max Sun, President and a director of the company. Mr. Soon also holds 75,000 shares in his own name. Mr. Sun disclaims beneficial ownership of any of these shares.
(9) Beneficially owned by Mr. Patrick Soon, who is familially related to Max Sun, President and a director of the Company. Mr. Sun disclaims beneficial ownership of these shares.
(10) Beneficially owned by persons who are familially related to Zhu Hong Wei, a director of the Company. Mr. Zhu disclaims beneficial ownership of these shares.
(11) Beneficially owned by persons who are familially related to Gordon Gao, a director of the Company. Mr. Gao disclaims beneficial ownership of these shares.
(12) Beneficially owned by Tan Siong Bee, familially related to Max Sun, President and a director of the company. Ms. Tan also holds 300,000 shares in her own name. Mr. Sun disclaims beneficial ownership of any of these shares.
(13) Beneficially owned by Zhu Yi Wei who is both the controlling shareholder and director of Sinoway Co. Ltd.

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

1.2  *        Certificate of Incorporation of CBCom, Inc. and amendments

1.3  *        By-Laws of CBCom, Inc.

10.1 *        CBCom, Inc. 1998 Stock Option Plan

10.2 * Employment Agreement between CBCom, Inc. and Charles A. Lesser dated July 18, 1997 and Amendment

10.3 * Convertible Promissory Note, due April 24, 2000 between CBCom, Inc. and Max Sun

10.4 * Memorandum of Understanding between CBCom, Inc., Shanghai Stock Exchange Communications Co. and Shanghai Xingtong
              Telecommunications Science and Technology, Ltd.

10.5 * Office Lease between Cornerstone Suburban Office, L.P. and CBCom, Inc. dated January 1, 2000

10.6 * Settlement Agreement Between Radio, Computer & Telephone, Inc. and CBCom, Inc., dated April 16, 1999 regarding pager technology.

10.7 * Letter of Agreement between Polmont Investment Limited and CBCom, Inc. dated March 27, 1999 regarding loan of securities as collateral for the employment agreement of Bernard Luskin.

10.8 **       Agreement between Sinoway Co., Ltd., and CBCom, Inc.

27   *        Financial Data Schedule

*     Included with the filing of Amendment No. 1 to Form 10-KSB

**    Included with the filing of this Amendment No. 2 to Form 10-KSB
                                       31

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

                                       F-3

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

                                   CBCOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  (SEE NOTE 7)
                                                                            Additional
                                                                Paid-In        Stock      Accumulated
                                            Shares    Amount    Capital     Subscription     Deficit        Total
                                          ----------  -------  ----------  --------------  ------------
------------
Issuance of stock for cash ($.20 per       2,000,000  $ 2,000  $  398,000  $           -   $         -   $400,000
share)
Issuance of stock for assets ($.20 per       937,500      937     186,563              -             -    187,500
share)
Issuance of stock for cash ($.50 per         200,000      200      99,800              -             -    100,000
share)
Net loss                                           -        -           -              -    (1,849,328)(1,849,328)
                                          ----------  -------  ----------  --------------  ------------
------------

BALANCE, December 31, 1997                 3,137,500    3,137     684,363              -    (1,849,328)(1,161,828)

Issuance of stock for signing bonus          875,000      875     436,625              -             -    437,500
($.50 per share)
Issuance of stock for rental expense in      625,000      625     311,875              -             -    312,500
Beijing ($.50 per share)
Conversion of  shareholder's loan          8,000,000    8,000   1,592,000              -             -  1,600,000
($.20 per share)
Conversion of shareholder's loan             320,000      320     159,680              -             -    160,000
($.50 per share)
Issuance of stock for directors'           1,120,000    1,120     558,880              -             -    560,000
compensation ($.50 per share)
Issuance of stock for promotion and        1,250,000    1,250     623,750         (1,250)            -    623,750
facilitation service ($.50 per share)
Issuance of stock options                          -        -     112,500              -             -    112,500
Forgiveness of interest on                         -        -      11,561              -             -     11,561
shareholders loan
Net loss                                           -        -           -              -    (3,033,814)(3,033,814)
                                          ----------  -------  ----------  --------------  ------------------------

BALANCE, December 31, 1998                15,327,500   15,327   4,491,234         (1,250)   (4,883,142)(377,831)
                                          ==========  =======  ==========  ==============  =======================

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

                                       F-6

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

                                       F-7

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

                                       F-16

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
                                                         =========  =========

The Company leases its facilities in Beijing under a five year non-cancelable operating lease which expires February 28, 2003. The Company issued 625,000 shares of common stock in exchange for $312,500 of rent. The Company amortizes the prepaid rent at the rate of $5,208 per month. The balance of prepaid rent is $197,917 at December 31, 1999.
                                       F-17

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

NOTE  7-EQUITY  TRANSACTIONS

On January 1, 1998 the Company issued 500,000, 250,000, and 125,000 (a total of 875,000) shares of common stock to its CEO, CFO, and chief engineer, respectively, at $.001 per share as signing bonus for their services from inception to September 30, 1999 with the Company. The Company received proceeds of $875 and recognized compensation cost of $436,625, based on a fair value of $.50 per share.
                                       F-18

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

On March 27, 1999, the Company recognized deferred interest of $220,000 as a result that Polmont Ltd. was designated to purchase 500,000 shares of the Company's stock from the former CEO as part of a settlement for a total of $30,000 whereas the fair value of stock was at $0.50 per share at that date. Therefore, the Company recognized $220,000 of prepaid interest and will amortize this $220,000 over the period of three years. See Note 5 for more information.
                                       F-19

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

In accordance with the merger agreement, Abbacy filed a Form 8-K on October 19, 1999 with the SEC to indicate that CBCom, Inc. would be the successor of the reporting entity in accordance with the rule 12 (g) 3 in 1994 Act.
                                       F-20

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
                                 ============  ===========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 28th day of September, 2000.

                             CBCOM, INC.


                             By  /s/ Chian Yi Sun
                                ----------------------------
                                     Chian Yi Sun
                                     Chairman of the Board

Date:  September 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board             September 28, 2000
----------------------      (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director  September 28, 2000
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                          September 28, 2000
----------------------
    Gordon X. Gao