Form 10KSB/A
period 1999-12-31
CBCOM INC
filed 2000-10-10
CIK 1088795

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 3
                                       To
                                   FORM 10-KSB

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

         On April 24, 1998, the Company issued 8,000,000 shares of common stock at $0.20 per share to convert a loan from Mr. Sun, the President of the Company, of $1,600,000. This conversion price was specified on August 31, 1997 between the original founders and the Company. The loan was made to the Company from time to time on an as-needed basis from June 15, 1997 to April 24, 1998 and was not converted into common stock until the loan totaled $1,600,000. From early October to early December 1998, Mr. Sun converted an additional $160,000 of his loans into 320,000 shares of common stock at $0.50 per share in four tranches. The issuance of stock upon conversion of debt was private in nature and the shares were issued to an affiliate of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions. Mr. Sun subsequently transferred 6,962,500 of these shares to eleven individuals or entities who are all close personal friends and/or relatives of Mr. Sun and sophisticated investors. All of the investors had the opportunity to question Mr. Sun on the business and financial aspects of the Company. The investors also had the opportunity to review any of the books and records of the Company. Mr. Sun held the securities approximately 8 months before conversion and transfer. All of the certificates issued to the investors have been affixed with legends restricting transfers and sales. Ten of the eleven investors reside in and are citizens of foreign countries. The resale of these restricted shares by Mr. Sun was made pursuant to a claimed Section "4 1/2" exemption in which a non-issuer sells securities in a private transaction and, as to the ten foreign investors, also a claimed Regulation S exemption.

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

         On February 1, 1999, the Company conducted a private placement to issue 600,000 warrants at $0.25 per warrant in four tranches to Cuong Hai Tran, an existing shareholder, and received total proceeds of $135,000, net of a finders fee of $15,000. Each warrant carries an exercise price of $0.25 per share and allows each holder of warrants to exercise at any time on or before January 31, 2004. Accordingly, the Company reserved 600,000 shares of common stock for the exercise of these warrants. The transaction was private in nature and the shares were issued to an accredited invidivual who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

         On May 10, 1999, the Company conducted a private placement to issue 100,000 shares of common stock at $0.50 per share to Theresa Li and received total proceeds of $45,000, net of a finders fee of $5,000. This offering was private in nature and the shares were sold to one sophisticated investor who is a personal friend of Mr. Sun and who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business and the opportunity to ask Mr. Sun questions relating to the business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         From May 14, to June 4, 1999, the Company conducted a private placement to issue 45,000 shares of common stock at $1.00 per share in three tranches to Mr. Nipa Konnerat and Universal Trader, Inc., and received total proceeds of $40,500, net of a finders fee of $4,500. Suzanna Gopez is the controlling shareholder of Universal Trader, Inc. This offering was private in nature and the shares were sold to two sophisticated investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On June 22, 1999, the Company issued 40,000 shares of common stock at $0.50 per share to Theresa Li, an existing shareholder. The Company received total proceeds of $18,000, net of a finders fee of $2,000. This offering was private in nature and the shares were sold to one existing shareholder who is a sophisticated investor and who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

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

         On August 25, 1999, the Company issued 30,000 shares of common stock at $0.50 per share to an Theresa Li, existing shareholder. Consequently, the Company received total proceeds of $13,500, net of a finders fee of $1,500. The transaction was private in nature and the shares were issued to a sophisticated investor who the Company reasonably believes was capable of evaluating the merits and risks of the investment and had full access to all relevant information relating to the Company and its business. Accordingly, this issuance was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares are deemed to be restricted securities.

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

         On September 15, 1999, the Company conducted a private placement to issue 20,000 shares of common stock at $1.00 per share to Nhon Vuong and Jackie Khanthaphixay. Consequently, the Company received total proceeds of $18,000, net of a finders fee of $2,000. This offering was private in nature and the shares were sold to two sophisticated investors who the Company reasonably believes were capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

         On September 24, 1999, the Company sold 30,000 shares of common stock at $0.50 per share to Theresa Li, an existing shareholder. The Company received total proceeds of $13,500, net of a finders fee of $1,500. This offering was private in nature and the shares were sold to an existing sophisticated shareholder who the Company reasonably believes was capable of evaluating the merits and risks of an investment in the Company and had full access to all relevant information relating to the Company and its business. Accordingly, this offering was deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend to that effect.

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

         On December 30, 1999, the Company's principal shareholder and President, Mr. Sun, converted $578,370 of shareholder loan into 1,156,740 shares of common stock at $0.50 per share. He subsequently sold the shares to Tan Siong Bee, who is the beneficial holder for TSB International Inc. Ms. Bee is an aunt of Mr. Sun and an accredited individual. Mr. Sun disclaims any beneficial ownership in these shares. The issuance of stock upon conversion of debt was private in nature and the shares were issued to the President of the Company who was capable of evaluating the merits and risks of the shares and had full access to all relevant information relating to the Company and its business. Accordingly, these issuances were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act and the shares issued are deemed to be restricted securities and bear a legend regarding resale restrictions. The resale of these restricted shares by the President was made pursuant to a claimed Section "4 1/2" exemption in which a person (non-issuer) sells securities in a private transaction and since she is a foreign investor, a claimed Regulation S exemption. The securities were held by the President for eighteen months prior to conversion and sale to Ms. Bee. The shares received by TSB International are deemed to be restricted securities and the stock certificate bears a legend to that effect.

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

         (d)   Exhibits


EXHIBIT NO.   DESCRIPTION OF EXHIBIT                            MANNER OF FILING

1.1  **       Agreement and Plan of Merger and amendment        Form 8-K dated
              thereto between Abbacy Corporation and            October 19, 1999
              CBCom, Inc. dated September 24, 1999

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
                                 ============  ===========

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 6th day of October, 2000.

                             CBCOM, INC.


                               By /s/ Chian Yi Sun
                                ----------------------------
                                     Chian Yi Sun
                                     Chairman of the Board

Date:  October 6, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board             October 6, 2000
----------------------      (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director  October 6, 2000
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                          October 6, 2000
----------------------
    Gordon X. Gao