Form 10KSB/A
period 1999-12-31
CBCOM INC
filed 2000-10-25
CIK 1088795

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 Amendment No. 4
                                       To
                                   FORM 10-KSB

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

         On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 accredited shareholders through Appletree Investment Company Limited, an off-shore investment company in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board. On December 22, 1999, the Company completed the offering, issued 50,000 shares of common stock, and recognized a merger transaction expense of $49,950. The $50 cash was received subsequent to December 31, 1999. The shares are deemed to be restricted securities and bear a legend to that effect.

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
                                 ============  ===========

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 24th day of October, 2000.

                             CBCOM, INC.


                               By /s/ Chian Yi Sun
                                ----------------------------
                                     Chian Yi Sun
                                     Chairman of the Board

Date:  October 24, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Chian Yi Sun            Chairman of the Board             October 24, 2000
----------------------      (Principal Executive Officer)
    Chian Yi Sun


/s/ Charles A. Lesser       Chief Financial Officer/Director  October 24, 2000
----------------------      (Principal Financial Officer and
    Charles A. Lesser        Principal Accounting Officer)


/s/ Gordon X. Gao           Director                          October 24, 2000
----------------------
    Gordon X. Gao