Form 10QSB
period 2000-09-30
CBCOM INC
filed 2000-11-17
CIK 1088795

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September 30,  2000

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


                                 (818) 461-0800
                       ----------------------------------
                            Issuer's telephone number

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past ninety (90) days. Yes ( X ) No ( )


     As  of  September  30,  2000,   17,997,740  shares  of  Common  Stock  were
outstanding.

PART I  -  FINANCIAL  INFORMATION
Item 1.  Financial Statements
                                  CBCOM, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                                                    December 31,  September 30,
                                                      1999              2000
                                                    ------------  -------------
                                                                   (Unaudited)
Assets

Current assets:
   Cash                                             $    31,844   $       8,594
   Prepaid expenses                                       4,771               -
                                                    -----------   -------------
Total current assets                                     36,615           8,594
                                                    -----------   -------------
Property, plant and equipment, net                       53,288          39,125

Other assets:
   Deposit                                               19,897          29,722
   Prepaid interest                                     165,000         110,001
   Prepaid rent in Beijing representation office        197,917         151,041
                                                    -----------   -------------
Total other assets                                      382,814         290,764
                                                    -----------   -------------
Total assets                                        $   472,717   $     338,483
                                                    ===========   =============
Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable                                  $   331,412   $     301,010
  Salaries payable - Former CEO                         363,649               -
   Salaries payable - other                             557,250         648,887
  Accrued expenses                                      129,922         152,896
  Income tax payable                                      2,400           2,400
  Capital lease obligation - current                     32,433          32,433
   Loan payable - shareholders                           11,988         126,018
                                                    -----------   -------------
Total current liabilities                             1,429,054       1,263,644
Loan from related party                                 157,184       1,172,446
                                                    -----------   -------------
Total liabilities                                     1,586,238       2,436,090

Shareholders' Deficit
  Common stock; par value $0.001 per share,
   100,000,000 shares authorized, 17,212,240 and
   17,997,740 shares issued and
   outstanding, respectively                             17,212          17,998
   Additional paid-in capital                         6,021,944       6,548,125
   Subscription receivable                               (1,300)         (1,250)
   Accumulated deficit                               (7,151,377)     (8,662,480)
                                                    -----------   -------------
Total shareholders' deficit                          (1,113,521)     (2,097,607)
                                                    -----------   -------------
Total liabilities and shareholders' deficit         $   472,717   $     338,483
                                                    ===========   =============
                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                  From
                                                                                                Inception
                                                                                                (April 23,
                                                                                                  1997)
                                    Three Months Ended Sept.30,  Nine Months Ended Sept.30,    to Sept. 30,
                                    --------------------------   --------------------------   --------------
                                       1999           2000          1999          2000             2000
                                    -----------    -----------   -----------   ------------   --------------
                                    (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)     (Unaudited)

Net sales                         $          -   $          -  $          -  $           -  $             -

Cost of sales                                -              -             -              -                -
                                    -----------    -----------   -----------   ------------   --------------

Gross profit                                 -              -             -              -                -

Selling expense                              -              -             -              -                -

General and administrative expense     941,470        898,790     1,508,775      1,426,037        8,046,640

Merger transaction expense                   -              -       149,950              -          399,950
                                    -----------    -----------   -----------   ------------   --------------

Loss from operations                  (941,470)      (898,790)   (1,658,725)    (1,426,037)      (8,446,590)

Other income (expense):
   Interest expense, net               (18,333)       (38,936)      (72,665)       (85,066)         (207935)
   Other, net                            6,500              -        10,905              -           (5,555)
                                    -----------    -----------   -----------   ------------   --------------
Loss before income taxes              (953,303)      (937,726)   (1,720,485)    (1,511,103)      (8,660,080)
Income tax provision                         -              -           800              -            2,400
                                    -----------    -----------   -----------   ------------   --------------

Net loss                           $  (953,303)  $   (937,726) $ (1,721,285) $  (1,511,103) $    (8,662,480)
                                    ===========    ===========   ===========   ============   ==============

Weighted average number of common   15,327,500     17,997,740    15,425,353     17,213,982
 shares outstanding                 ===========    ===========   ===========   ============

Basic and diluted loss per share   $     (0.06)  $       (.05) $      (0.11) $       (0.09)
                                    ===========    ===========   ===========   ============

                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                      From Inception
                                                                                                        (April 23,
                                                                                                           1997)
                                                                   Nine Months Ended Sept. 30,         to Sept. 30,
                                                                 ---------------------------------
                                                                     1999               2000               2000
                                                                 --------------     --------------    ----------------
                                                                  (Unaudited)        (Unaudited)        (Unaudited)

Cash flows from operating activities:
  Net loss                                                    $    (1,721,275 )  $    (1,511,103 )   $    (8,662,480 )

  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                      14,164             61,038             104,090
    Write-off assets in Beijing                                             -                  -             187,500
    Write-off of pager inventory                                      136,620                  -             136,620
    Issuance of stock for signing bonus                                     -                  -             436,625
    Forgiveness of interest on shareholder's loan                      34,876             30,067              82,903
    Amortization of prepaid interest                                   36,667             54,999              54,999
    Compensation cost related to options granted                       18,750                  -             131,250
    Issuance of stock for promotion and facilitation service                -                  -             623,750
    Issuance of stock for payroll expense                                   -                  -             560,000
    Issuance of stock for merger transaction expenses                       -                  -             250,000
    Increase(decrease) in cash from changes in:
      Receivables                                                       8,655                  -                   -
      Pager inventory                                                       -                  -            (136,620 )
      Deposits                                                             25             (9,825 )           (29,722 )
      Prepaids                                                         46,875              4,771             169,583
      Accounts payable                                                216,129            (30,402 )           301,010
      Salaries payable - former CEO                                   (25,934 )         (363,649 )                 -
      Salaries payable - other                                        418,501            318,137             875,387
      Accrued liabilities and income tax payable                      107,102             22,973             155,295
                                                                 --------------     --------------    ----------------
Net cash used in operating activities                                (708,845 )        (1,422,994 )        (4,759,810 )
                                                                 --------------     --------------    ----------------
Cash flows from investing activities:
   Purchase of furniture and equipment                                       -                  -             (64,336 )
   Refund of purchase price on a piece of furniture                        500                  -                 500
                                                                 --------------     --------------    ----------------
Net cash provided by investing activities                                    -                  -             (63,836 )
                                                                 --------------     --------------    ----------------

                                   CBCOM, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                      From Inception
                                                                                                        (April 23,
                                                                                                           1997)
                                                                   Nine Months Ended Sept. 30,         to Sept. 30,
                                                                 ---------------------------------
                                                                     1999               2000               2000
                                                                 --------------     --------------    ----------------
                                                                  (Unaudited)        (Unaudited)        (Unaudited)

Cash flows from financing activities:
   Repayment of capital lease                                              (71 )                -                 (71 )
   Proceeds from related party                                         157,184          1,129,294           1,286,478
   Repayments of related party loans                                    (7,516 )                -            (266,261 )
   Proceeds from issuance of stock and warrants                        304,200                 50             855,125
   Proceeds from stockholder loans                                      25,000            270,400           2,917,019
                                                                 --------------     --------------    ----------------
Net cash provided by financing activities                              478,797          1,399,744           4,832,240
                                                                 --------------     --------------    ----------------
Net increase (decrease) in cash and cash equivalents                  (229,548 )          (23,250 )             8,594

Cash and cash equivalents, beginning of period                         240,000             31,844                   -
                                                                 --------------     --------------    ----------------
Cash and cash equivalents, end of period                       $        10,452   $          8,594    $          8,594
                                                                 ==============     ==============    ================
Supplementary information Cash paid during the year:
     Interest                                                  $             -   $              -    $          5,563
                                                                 ==============     ==============    ================

Supplemental disclosure of non - cash activities
   Issuance of stock to purchase selected assets in CBCom                    -                  -             187,500
     Beijing
   Capital lease                                                             -                  -              32,504
   Issuance of stock for signing bonus                                       -                  -             436,625
   Issuance of stock for prepaid rents in Beijing                            -                  -             312,500
   Conversion of shareholder's loan                                          -            270,400           2,682,370
   Issuance of stock for directors' compensation                             -                  -             560,000
   Issuance of stock for promotion and facilitation service                  -                  -             623,750
   Issuance of stock for merger transaction expenses                         -                  -             250,000
   Deemed interest for Polmont                                               -                  -             220,000
   Forgiveness of interest accrued                                                              -              46,437
   Conversion of accrued salary payable into common stock      $             -   $        226,500    $        226,500
                                                                 ==============     ==============    ================




                 See accompanying notes to financial statements.

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


(Information as of September 30, 2000 and for the nine months ended September 30, 1999 and 2000, respectively, is unaudited)

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

The Company incurred consecutive losses in 1997, 1998, and 1999 and for the first 3 quarters of 2000 and had negative working capital in 1998, 1999 and 2000 respectively, that raises substantial doubt about its ability to continue as a going concern. Historically, one of the Company's directors and major shareholders provided the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to the Company's joint venture projects on a going concern basis. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete the Shanghai joint venture project through equity and/or debt financing. There is an uncertainty that management fund raising will be successful. The accompanying financial statements do not include any provisions or adjustments, which might result from the outcome of the uncertainty discussed above.

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

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

3.  Related Party Transactions

Loan from Polmont and Employment Agreement Dispute

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

As of June 30, 2000, the escrow has sold 250,000 shares and the former CEO had received the entire compensation of $520,833 plus $16,407 towards the purchase of his Common Stock.

As of September 30, 2000, all parties have signed a settlement agreement. The former CEO would accept an additional 190,000 shares held in the escrow as full and final settlement for all claims. As of September 1, 2000, the date of delivery of the shares, the estimated value of these shares was $629,375. As part of the agreement any title or interest the former CEO had in the Company's stock or options would be transferred back to the Company. According to the agreement between the Company and Polmont, the Company has recognized the corresponding loan payable to Polmont as shares were sold and the proceeds were used to settle its obligation to the former CEO. As of result of the above settlement with the former CEO, the total loan from Polmont was increased to $1,172,446. Polmont agreed to waive its accrued interest of $18,941 as of September 3, 2000.

Shareholder loans

During the nine months ended September 30, 2000, the principal shareholder of the Company provided $384,430 in cash to fund the Company's operations. According to the agreement between the principal shareholder and the Company, the principal shareholder will continue to provide funds to the Company on a going forward basis and that any balance of loan payable to the principal shareholder should be due on April 23, 2000 bearing an interest rate of 7% per

                                   CBCOM, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

annum. According to the agreement, the principal shareholder has the option to convert his outstanding loan balance into the Company's common stock at a conversion price of $0.50 per share at any time prior to April 23rd, the maturity date of the loan. On April 24, 2000 the Company extended the note between the Company and the principal shareholder for one additional year to April 24, 2001. The principal shareholder retains the option to convert his outstanding loan balance into the Company's Common Stock; however, the conversion price for all loans advanced after April 24, 2000 will be $1.00 per share.

 The agreement also specified that the conversion price may be adjusted if the Company shall at any time undergo a stock split, stock dividend or other combination or subdivision that does not involve payment of consideration for such shares. As of September 30, 2000, the principal shareholder waived his accrued interest receivable of $11,125.

4. Subsequent Events

The Company filed Form 211 with the NASD to initiate a listing on the OTC Bulletin Board and is awaiting notification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition at September 30, 2000

The Company had an accumulated deficit of $8,662,480 as of September 30, 2000. Since its inception in 1997, the Company has suffered consecutive losses in the fiscal years ended December 31, 1997, 1998, 1999 and 2000. The Company had $8,594 cash on hand at September 30, 2000.

Results of Operations

The Third Quarter Ended September 30, 2000 Compared to The Third Quarter Ended September 30, 1999

The general and administrative expense results of operations for the quarter ending September 30, 2000 was $898,790 compared to $941,470 for the quarter ending September 30, 1999. The components of the September 30, 2000 general and administrative expenses included $138,300 of compensation expense, $26,919 of rental expense for both the Beijing and California offices, $645,782 in one time compensation expense relating to the settlement for the former CEO, and $31,195 in accounting and legal fees. The decrease of $42,680 represents the increase in year 2000 of $257,112 in compensation expense offset by write-offs in 1999 of $164,375 of advances to CBCom China and $143,492 of unrecoverable pager development and inventory expense.

The Company undertook and completed a merger with ABBACY Corporation, a public shell company in October, 1999. The Company recognized $100,000 of legal fees in connection with the merger in September, 1999. On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 shareholders in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board and recognized a merger transaction expense of $49,950. The $50 proceeds were received subsequent to September 30, 1999.

The interest expense for the quarter ending September 30, 2000 was $38,936 compared to $18,333 for the quarter ending September 30, 1999. The increase in interest expense was due firstly to recording the deemed interest expense for the loan of Amtec shares by Polmont used to pay the compensation expense of the former CEO. See the Note 3 about related party transactions for more information. The remaining interest is accrued interest relating to the shareholder loans.

The Nine Months Ended September 30, 2000 Compared to The Nine Months Ended September 30, 1999

The general and administrative expense results of operations for the nine months ending September 30, 2000 was $1,426,037 compared to $1,508,775 for the nine months ending September 30, 1999. The components of the September 30, 2000 general and administrative expenses included $414,900 of compensation expense (of which $337,500 was accrued), $90,460 of rental expense for both the Beijing and California offices, $645, 782 in one time compensation expense relating to the settlement for the former CEO, and $101,946 in legal and accounting fees. The decrease of $82,738 represents the increase in year 2000 of $370,682 in compensation expense offset by write offs in 1999 of $220,000 in advances to CBCom China and $143, 492 of unrecoverable pager development and inventory expense plus the decrease of $87, 543 in legal expenses.

The Company undertook and completed a merger with ABBACY Corporation, a public shell company in October, 1999. The Company recognized $100,000 of legal fees in connection with the merger in September, 1999. On August 26, 1999, the Company conducted a Regulation D, Rule 506 offering to issue 50,000 shares of common stock at par value of $0.001 per share to 300 shareholders in order to satisfy its goal to be listed on the NASDAQ OTC Bulletin Board and recognized a merger transaction expense of $49,950. The $50 proceeds were received subsequent to September 30, 1999.

The interest expense for the nine months ended September 30, 2000 was $85,066 compared to $72,665 for the nine months ending June 30, 1999. The increase in interest expense was due mainly to the deemed interest expense for the loan by Polmont of Amtec shares used to compensate the former CEO. See Note 3 to the Financial Statements about related party transactions for more information. The balance of the interest expense is accrued interest on the shareholder's loan.

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

Liquidity and Capital Resources

The Company has suffered losses in 1997, 1998, 1999 and the first six months of 2000 and had negative working capital in all of these periods. The operating activities of the Company have been funded by the principal shareholders in the form of equity and shareholder loans. Funds loaned by the principal shareholder to the Company amounted to $679,000 in 1998, $137,000 in 1999 and $384,430 in
the first nine months of 2000. During 1999, the Company raised money through a series of private placements obtaining net proceeds of $304,000 after selling commissions.

One the Company's directors and major shareholders continue to provide the Company with substantial financing sources. The director has provided a letter of support indicating that he pledges to provide continuous financial support to enable the Company to satisfy its working capital requirements and to complete its commitments to its joint venture projects. The consecutive losses and the negative working capital situation raise substantial doubt about the company's ability to continue as a going concern. While there is no assurance that funding will be available, the Company is continuing to actively seek funding to complete its joint venture projects and execute its Business Plan through equity and/or debt financing. Without outside funding, the Company is totally dependent upon its major shareholders and would need to reconsider its Business Plan.




                           PART II - OTHER INFORMATION

                                   CBCOM, INC.

                               SEPTEMBER 30, 2000

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

As of September 30, 2000, all parties had signed a settlement agreement. The former CEO would accept an additional 190,000 shares held in the escrow as full and final settlement for all claims. As of September 1, 2000 the estimated value of these shares was $629,375. As part of the agreement any title or interest the former CEO had in the Company's stock or options would be transferred back to the Company. According to the agreement between the Company and Polmont, the Company has recognized the corresponding loan payable to Polmont as shares were sold and the proceeds were used to settle its obligation to the former CEO.

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

On August 30, 1999, a lawsuit was filed in the Superior Court of the State of California against CBCom, Inc., Max Sun, and Charles Lesser (Case No. LCO49888) by Com VU Corporation, a Delaware corporation, based on an alleged breach of a prior agreement between CBCom and Com VU. The parties entered into a merger agreement on March 26, 1999, which merger was never effected. Com VU is alleging CBCom (i) failed to consummate the merger by failure to use its best efforts to effect it (ii) failed to pay $50,000 in outstanding debts to two shareholders on behalf of Com Vu (iii) terminated the agreement improperly and (iv) breached a covenant of good faith. Com Vu is requesting payment of the $50,000 plus losses of approximately $15,000 in expenses and costs. CBCom disputed the allegations of the claims and defended the action vigorously.

As of September 30, 2000 the litigation between Com VU and CBCom was settled. Both parties agreed to a dismissal agreement and a mutual general release of this lawsuit. Both parties agreed to unconditionally release, acquit and forever discharge each other for any and all actions based directly or indirectly on the subject matter of the above lawsuit.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.
         10.9  Dismissal  Agreement  and  Mutual  General Release by and between
               ComVu Corporation and CBCom, Inc. Max Sun and Charles Lesser
         10.10 Luskin v. CBCom, Inc et al.,  release and receipt; Declaration of
               Bernard Luskin

     (b) Reports on Form 8-K. On September 7, 2000, the Company filed Form 8-K to indicate a change in the Registrant's Certifying Accountant. On September 27, 2000 the Company filed Form 8-K/A to amend the above mentioned filing.


                                  SIGNATURES
      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Encino, California, on the 14th day of November, 2000.


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